Form 10QSB
period 1999-09-30
AIMRITE HOLDINGS CORP
filed 2000-02-29
CIK 1087789

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB
 QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE 1934
                   ACT REPORTING REQUIREMENTS

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999 Commission File
No. 000-26237
10







                      AIMRITE HOLDINGS CORP
     (Exact name of registrant as specified in its charter)







Nevada                                            68-0386443
(State of organization) (I.R.S. Employer Identification No.)

525 Stevens Ave. West, Solana Beach, CA 92075
(Address of principal executive offices)

Registrant's telephone number, including area code (858) 259-7400

Check whether the issuer (1) filed all reports required to be file by Section 13 or 15(d) of the Exchange Act during the past
12 months and (2) has been subject to such filing requirements for the past 90 days. No X

There are 28,957,605 shares of common stock outstanding as of September 30, 1999.



                 PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The financial statements and supplemental data required by this Item follow the index of financial statements appearing at Item 6 of this Form 10Q-SB.

ITEM 2.   MANAGEMENT'S PLAN OF OPERATION

NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS

This statement includes projections of future results and "forward-looking statements" as that term is defined in Section 27A of the Securities Act of 1933 as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 as amended (the "Exchange Act"). All statements that are included in this Registration Statement, other than statements of historical fact, are forward-looking statements. Although Management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations are disclosed in this Statement, including, without limitation, those expectations reflected in forward-looking statements contained in this Statement.

                        Plan of Operation

The Company's Plan of Operation has not changed since the filing of its Form 10-SB filed with the SEC on June 2, 1999. The description of the current plan of operation is incorporated by reference to Section 2 of its Form 10-SB.

                   PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action has been threatened by or against the Company.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

No issues of securities and no changes in the existing securities took place during the period covered by this report. At the end of the quarter there were 28,957,605 shares of common stock outstanding.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No such matters were submitted during the most recent quarter.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

FINANCIAL STATEMENTS

Unaudited financial statements as of September 30, 1999, and for the nine-month and three-month periods then ended.

                      Aimrite Holdings Corp
                  (A Development Stage Company)
                          BALANCE SHEET


                                 September 30,     December 31,
                                 1999              1998
            ASSETS
CURRENT ASSETS:
Cash and savings                  $447,097          $28
TOTAL CURRENT ASSETS             $447,097          $28
PROPERTY AND EQUIPMENT
Furniture                         22,281
Leasehold improvements            105,744
Equipment                         4,400
TOTAL PROPERTY AND EQUIPMENT     132,425           0
TOTAL ASSETS                     579,522           28
 LIABILITIES AND STOCKHOLDERS'
            EQUITY
CURRENT LIABILITIES;
Accounts payable                                    $2,524
Note payable                      $281,327          54,214
Accrued liabilities                                 10,770
TOTAL CURRENT LIABILITIES        $281,327          67,508
STOCKHOLDERS' EQUITY;
Preferred stock, $0.001 par       2,228
value,
authorized 10,000,000 shares;
2,227,936 issued and
outstanding
Common stock, $0.001 par value,                     26,958
authorized 100,000,000 shares
26,957,605 issued and
outstanding
at December 31, 1998
27,169,245 issued and             27,169
outstanding at September 31,
1999
Additional paid-in Capital        13,473,200        12,280,767
Stock subscription receivable                       (250,000)
Accumulated Deficit               (49,484)          (49,484)
Deficit accumulated during the    (13,154,918)      (12,075,721)
development stage
TOTAL STOCKHOLDERS' EQUITY       298,195           (67,480)
(DEFICIT)
TOTAL LIABILITIES AND            $579,522          $28
STOCKHOLDERS' EQUITY (DEFICIT)

                     Aimrite Holdings Corp.
                  (A Development Stage Company)
                     STATEMENT OF OPERATION

                         9 Mos.       9 Mos.        From the
                         Ended Sept.  Ended Sept.   beginning
                         30, 1999     30, 1998      of the
                                                    development
                                                    stage on
                                                    January 1,
                                                    1997
                                                    through
                                                    September
                                                    30, 1999
REVENUE:
EXPENSES:
General, Selling and      1,079,197    311,991       5,939,390
Administrative
Total Expenses           1,079,197    311,991       5,939,390
OTHER EXPENSES:
Interest expense                                     1,142,127
Loss on valuation of                                 6,202,308
assets
Total Other Expenses                                7,344,435
LOSS BEFORE                                         12,507,482
EXTRAORDINARY INCOME
EXTRAORDINARY INCOME
Gain on debt release                                 128,907
Total Extraordinary                                 128,907
Income
Net Loss                  $(1,079,197  $(311,991)    $(13,154,91
                         )                          8)

The accompanying notes are an integral part of these financial statements.

                     Aimrite Holdings Corp.
                  (A Development Stage Company)
                STATEMENT OF STOCKHOLDERS' EQUITY


                       Preferred  Stock           Common   Stock

                        Shares    Amount       Shares    Amoun
                                                         t
Balance,                                     8,926,001   $8,926
December 31, 1996
Stock issued for cash                        442,319     $443
at $0.07 per share
Stock issued for                             2,000,000   $2,000
Licensing Agreement
at $0.63 per shares
Cancellation of
investment in
subsidiary
Stock issued for                             1,054,275   1,054
consulting fees at
$0.10 per share
Net loss for the year
ended December 31,
1997
Balance, December 31,                        12,422,595  12,423
1997
Stock issued for cash                        2,500,000   2,5000
at $0.10 per share
Stock issued for                             6,035,010   6,035
services at $0.63 per
share
Stock issued for debt                        6,000,000   6,000
conversion and
interest expense at
$0.25 per share
Net loss for the year
ended December 31,
1998
Balance, December 31,                        26,957,605  26,958
1998
Preferred stock       2,000,000   $2,000
issued for $0.25 per
share
Preferred stock       68,000      68
issued for $2.00 per
share
Common stock issued                          211,640     211
for $1.89 per share
Stock subscription
receivable
Preferred stock       159,936     160
issued at $2.00 per
share
Net loss for the
period ended
September 30, 1999
Balance, September    2,227,936   $2,228     27,169,245  $27,169
30, 1999

The accompanying notes are an integral part of these financial statements.

                     Aimrite Holdings Corp.
                  (A Development Stage Company)
      STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) continued


                            Additional paid-  Subscription      Accumulated
                            in capital        Receivable        Deficit
  Balance,                  $692,551                    $(49,484
  December 31, 1996                                     )
  Stock issued for cash     30,557            -                 -
  at $0.07 per share
  Stock issued for          1,252,643         -                 -
  Licensing Agreement at
  $0.63 per shares
  Cancellation of           4,633,918         -                 -
  investment in
  subsidiary
  Stock issued for          104,373           -                 -
  consulting fees at
  $0.10 per share
  Net loss for the year                                         (892,913)
  ended December 31, 1997
  Balance, December 31,     6,714,042         -                 (942,397)
  1997
  Stock issued for cash     247,500           (250,000)         -
  at $0.10 per share
  Stock issued for          3,820,125         -                 -
  services at $0.63 per
  share
  Stock issued for debt     1,499,100         -                 -
  conversion and interest
  expense at $0.25 per
  share
  Net loss for the year                                         (11,182,808)
  ended December 31, 1998
  Balance, December 31,     12,280,767        (250,000)         (12,125,205)
  1998
  Preferred stock issued    498,000           -                 -
  for $0.25 per share
  Preferred stock issued    135,932           -                 -
  for $2.00 per share
  Common stock issued for   399,789           -                 -
  $1.89 per share
  Stock subscription                          250,000           -
  receivable
  Preferred stock issued    319,712           -                 -
  at $2.00 per share
  Net loss for the period                                       (1,079,197)
  ended September 30,
  1999
  Balance, September 30,    $13,634,200       $0                $(13,204,402)
  1999

                  Aimrite Holdings Corporation
                  (A Development Stage Company)
                     STATEMENT OF CASH FLOWS



                       For the nine      For the nine      From the
                       months ended      months ended      beginning of the
                       September 30,     September 30,     development
                       1999              1998              stage on January
                                                           1, 1997 through
                                                           September 30,
                                                           1999
  Cash Flows from
  Operating
  Activities:
 Net Loss              $(311,991)        $(1,079,197)      $(13,154,918)
 Adjustment to
  Reconcile net loss
  to cash provided by
  operating
  activities:
  Stock issued for                                         6,046,687
  services and
  interest
  Debt forgiveness                                         (128,907)
  Write off of                                             651,980
  subsidiary
  receivables
  Loss on valuation                                        6,202,308
  of assets
 Changes in operating
  Assets and
  Liabilities:
  Increase (decrease)  110,825           213,819           219,772
  in accounts payable
  Increase (decrease)  177,675                             (196,328)
  in accrued
  liabilities
 Net cash used in      23,491            (865,378)         (1,359,406)
  operating
  activities
  Cash Flows from
  Investing
  Activities
 Property and                            (132,445)         (132,445)
  equipment
  Cash Flows from
  Financing
  Activities:
 Proceeds from notes                                       471,043
  payable
 Proceeds from                           794,892           794,892
  issuance of
  preferred stock
 Proceeds from         34,500            400,000           423,000
  issuance of common
  stock
 Collection of                           250,000           250,000
  subscription fee
 Net cash provided by  34,500            1,444,892         1,938,935
  financing
  activities
  Net increase         11,009            447,069           447,084
  (decrease) in cash
  Cash, Beginning of   0                 28                13
  period
  Cash, end of period  $11,009           $447,097          $447,097

The accompanying notes are an integral part of these financial statements.

                  Aimrite Holdings Corporation
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
            September 30, 1999 and December 31, 1998

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1999 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 audited consolidated financial statements. The results of operations for the periods ended September 30, 1999 and 1998 are not necessarily indicative of the operating results for the full year.

EXHIBITS

a) The exhibit consisting of the Company's Articles of Incorporation is attached to the Company's Amended Form 10-SB, filed on November 24, 1999. This exhibit is incorporated by reference to that Form.

b) The exhibit consisting of the Company's Bylaws is attached to the Company's Amended Form 10-SB, filed on November 24, 1999. This exhibit is incorporated by reference to that Form.

                           SIGNATURES

Pursuant  to  the  requirements of Section 12 of  the  Securities
Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.



                           AimRite Holdings Corp.



                           By: /s/ Mary Kay Koldeway-Coleman
                              Mary Kay Koldeway-Coleman,
                              Secretary/Interim President