Form 10KSB
period 1999-12-31
AIMRITE HOLDINGS CORP
filed 2001-02-14
CIK 1087789

SECURITIES AND EXCHANGE COMMISSION
                    Washington, DC 20549

                         FORM 10-KSB
  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                    EXCHANGE ACT OF 1934

For the year ended December 31, 1999
Commission File No. 000-26237





                   AIMRITE HOLDINGS CORP.
   (Exact name of registrant as specified in its charter)




Nevada                                            68-0386443
(State of organization) (I.R.S. Employer Identification No.)

525 Stevens Ave., Solana Beach, CA 92075
(Address of principal executive offices)

Registrant's telephone number, including area code (858) 259-7400

Securities registered under Section 12(g) of the Exchange
     Act: Common stock, $0.001 par value per share

Check whether the issuer (1) filed all reports required to be file by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-KSB or any amendments to this Form 10-KSB.     [ X ]

Issuer's Revenue during the year ended December 31, 1999:$ 0

As of December 31, 1999, the registrant had 28,957,605 shares of its common stock, $0.001 par value, outstanding and 444,576 shares of its preferred stock, $0.001 par value issued and outstanding. Aggregate market value of the voting and non-voting common equity held by non-affiliates based on the price of $1.10 per share (the selling or average bid and asked price) as of December 31, 1999: 31,853,365.5

NOTE: The company's stock is not, and has not, been traded or quoted, and the book value is negative. Therefore, there is no way to ascertain a market value for the stock.

            DOCUMENTS INCORPORATED BY REFERENCE:

The Company's Form 10-SB/A, filed on March 24, 2000, and the exhibits attached thereto, are incorporated by reference.

                             PART I

ITEM 1.   DESCRIPTION OF BUSINESS

                           Background

Aimrite Holdings Corp. (the "Company") is a Nevada corporation formed as Q-Com Corp. on September 6, 1988. On April 10, 1995, the Company amended its Articles of Incorporation changing its name to Drink World, Inc. in conjunction with a proposed acquisition (see "Drink World" below). On July 21, 1995, the Company changed its name to AimRite Holdings Corporation (AHC) under new management and ownership (see "Formation of AHC"). The formation of AHC was for the purpose of exploiting and manufacturing the COAST (Computer Optimized Adaptive Suspension Technology) system through a master license from a formerly-owned subsidiary, AimRite Systems International, Inc. ("ASI") (see below). During the period of 1988 to 1995, the Company's primary activity was looking for a merger partner. Its principal place of business is located at 525 Stevens Ave., Solana Beach, CA 92075.

The Restated Articles of Incorporation filed on April 10, 1995, authorized the Company to issue 50,000,000 shares of Common Stock with a par value of $0.001 per share, and 10,000,000 shares of Preferred Stock with a par value of $0.001 per share. On October 9, 1999, the Company amended the Articles of Incorporation to increase the authorized number of shares to 100,000,000 shares of common stock, par value of $0.001 per share and 50,000,000 shares of Preferred Stock, par value of $0.001 per share.

Total common shares issued and outstanding as of February 18, 2000 is 28,957,605 of which 17,275,004 shares are restricted. During 1999, a total of 444,576 shares of Series B Preferred Stock was issued. Details of the common and preferred stock issuances are listed in Item 10 below.

Drink World

On March 31, 1995, the Company issued 1,750,000 shares of common stock to acquire Drink World, Inc. The proposed acquisition of Drink World was to resolve a marketing conflict with a company in the State of California. On July 12, 1995, the acquisition of Drink World was terminated because the parties were unable to agree on material terms. The stock was returned and cancelled. Two months later, the Company changed its name to AimRite Holdings Corporation.

Formation of AimRite Holdings Corporation

The name change to AHC was for the purpose of exploiting and manufacturing the COAST (Computer Optimized Adaptive Suspension Technology) system through a master license from a formerly-owned subsidiary, AimRite Systems International, Inc. ("ASI") (see below). During the period of 1988 to 1995, the Company's primary activity was looking for a merger partner. The shareholders of the Company elected Kenneth P. Coleman and Richard Stanczyk as additional members of the board of directors, effective July 27, 1995. The shareholders also approved of the removal of William J. Hickey as a Director and Officer of the Company on July 21, 1995.

Aimrite Systems International, Inc. ("ASI")

ASI was formed on January 15, 1993 under the laws of the State of Nevada for the purpose of engaging in Research and Development, Marketing, and sales of computer operated vehicle suspension systems. On May 25, 1993, ASI acquired the patents and technologies for the COAST systems from Advanced Suspension Technologies, Inc. in a stock exchange.

Acquisition of ASI

On July 20, 1995, the Company entered into a Plan of Exchange and Acquisition Agreement (the "Agreement") between itself and ASI. Under the terms of the Agreement, the Company was to acquire 80% of the issued and outstanding shares of ASI in exchange for 8,000,000 restricted common shares of the Company. Simultaneously with the Agreement, Dr. Coleman, the president and a major shareholder of ASI, was issued 5,500,000 shares of common stock of AHC, and was elected to AHC's Board of Directors and as President of AHC, effective July 27, 1995.

The Agreement was ratified by the shareholders of the Company on July 21, 1995.

Spin-off of ASI

In early 1997, the ASI Board of Directors determined that it had no further funds available for the development of the COAST technology. KenMar Company Trust and AimRite Holdings Corporation made an offer to ASI encompassing the sale of assets in exchange for the forgiveness of debt and the assumption of debt and liabilities. The assets acquired by AHC were divided into "technology assets" and "hard assets". AHC assumed trade accounts payable in the sum of $103,314.01, the account payable to the patent law firm of Christie Parker and Hale in the approximate amount of $53,213.00; and a portion of the debt to KenMar Company Trust in the amount of $142,655.00. AHC transferred to all then-existing ASI stockholders one share of AHC stock for each share of ASI stock they held. KenMar Company Trust transferred 426,584 shares of ASI back to ASI in return, forgave $100,000.00 of debt owed it by ASI and assumed responsibility for ASI's payments to Lonnie Woods and James Hamilton, the developers of the COAST system, under their consulting agreements. The purchase price was calculated based on the opinion of an outside certified public accountant as to the value of the assets transferred. The negotiations consisted of a presentation to the ASI Board of Directors. The agreements were approved by a disinterested majority of the board, that is no board member with any interest or holdings in AHC or KenMar Company Trust voted. The agreements were subject to being approved by the stockholders of ASI. At a special meeting of the stockholders of ASI in February, 1997, the acquisition of the assets and assumption of liabilities was approved by a disinterested majority of the stockholders of ASI. Neither KenMar Company Trust nor any related person or entity received any AHC stock based on their ASI stock holdings.

KenMar Company Trust received patent numbers #4,722,548; #4,651,838; #4,677,263; #5,529,152. These technologies covered by these patents are discussed below. (See Item 2, "Management's Plan of Operation - Patents") AHC did not have sufficient assets at the time to acquire the patents and at the same time, assume responsibility for patent completion and the consulting agreements with Mr. Woods and Mr. Hamilton. Under the terms of the licensing agreement, AHC has an international non-exclusive license with KenMar Company Trust to develop and market the COAST technology. KenMar Company Trust receives an 8% royalty on each system. The agreement contains a non-circumvention clause. Management believes that the lack of ownership of the patents will not have an impact on AHC because of the non-circumvention clause of the licensing agreement.

The spin-off of ASI was not registered under federal securities laws. The Company is and was of the opinion that no such registration was required. The shares of ASI have never been publicly traded, no market for those shares exist, no market maker has been obtained to create a market, and no filings have been prepared or filed to obtain quotations on electronic quotation systems. ASI has been and still is an inactive company.

KENMAR Company Trust

KenMar Company Trust ("KenMar") is a private trust which invests in various companies. It provides all management services including President, Secretary, Legal, Marketing and Development to AHC. There is no conflict between its consulting agreement with AHC and any other of its investments. The acquired patents and the licensing agreement are described above.

Through an International Licensing and Consulting Agreement (the "Agreement"), between KENMAR and AHC dated February 25, 1997, KENMAR obtained ownership to several patents from ASI. KENMAR appointed AHC as its non-exclusive master licensee for the manufacture, sales and distribution of products derived from the suspension technology for the entire world subject to its performance of the terms of the agreement. Under the terms of the Agreement, KENMAR has the right to engage in similar agreements with other master licensees for the same geographical area. For grant of the licensing rights, AHC transferred to KENMAR 1,700,000 shares of stock in ASI and 2,000,000 shares of stock in AHC. In further consideration for the grant of license, for each sale, KENMAR is entitled to receive 8% of the price charged by the Company. KENMAR assigns 2% of the total payment due to KENMAR to James Hamilton and Lonnie Woods, the two developers of the COAST system, who are also the consultants, respectively, of AHC (see Item 5).

AimRite has a website that can be visited at www.aimrite.com.

The Company is filing this registration statement on a voluntary basis, pursuant to section 12(g) of the Securities Exchange Act of 1934 (the "Exchange Act"), in order to ensure that public information is readily accessible to all shareholders and potential investors, and to increase the Company's access to financial markets, and in order to adhere to the new Eligibility Rules adopted by the NASD.

                        The Coast System

AimRite Holdings Corporation (AHC), through a non-exclusive master license, holds the worldwide patent rights to a suspension system called Computer-Optimized Adaptive Suspension Technology (COAST) through the above-mentioned Agreement. This computer-controlled system can adjust and control up to nine dynamic suspension parameters on all wheels of any land surface vehicle over 400 times per second.

The COAST concept was born in 1985. All patents associated with the COAST were developed by James Hamilton and Lonnie Woods, who are now consultants to the Company through an agreement with KenMar Company Trust. The theory of operation was presented at a major automotive conference in Michigan and later published in the November 1985 issue of IEEE Transactions on Industrial Electronics. By 1987, some simple hydraulic test devices had been developed and several patents had been issued that covered the fundamental principles of the system. It was not until recently that improvements in computer technology and miniaturization of electronic components have made the system commercially feasible.

There are two types of systems that control automobile suspension
- active and passive. Active systems operate by use of hydraulics, with pumps, high-speed valves, and other expensive, heavy parts involved. Hydraulic feedback systems are required so that a central unit is made aware of the pressure required at each wheel. Passive systems, while smaller and lighter, have not been able to achieve the performance normally attributed to active systems, since they do not adjust automatically to road conditions, but are instead set by the driver.

The COAST system provides performance comparable to active systems without the need for the types of components needed in active systems. The performance is achieved utilizing inexpensive hardware similar to that required for passive systems. With COAST there are no pumps, hoses, servovalves, and complex sensory feedback units. Instead, it uses four computer-controlled hydraulic units (6 units for a bus) to calculate and respond to changing road conditions in milliseconds, providing comfort, balance, and strength while reacting to situations that are impossible for conventional shocks to handle adequately. The hardware, located at each wheel, consists of a damper, two solenoid valves, and a position sensor, together with a computer that controls response and transmits power to the wheel unit. Each computer is connected by wire to a central controller which can be mounted anywhere aboard the vehicle. In appearance, it could be mistaken for a small car stereo amplifier, yet can power the entire hardware system using less wattage.

Each system also includes a simple control panel near the driver that allows for ride comfort adjustment of the suspension, and identifies any problems or failures for quick repair. There is also an optional air spring control module that controls the ride height and automatic leveling to gravity for overnight camping for vehicles that have air suspensions (buses & RVs).

The COAST system is totally automatic, continuously monitoring and controlling the vehicle's ride performance to provide soft and stable ride characteristics at all times. The COAST suspension system can be configured to any specific land surface transportation vehicle model such as cars, trucks, buses and agricultural equipment. COAST adjusts and controls up to nine dynamic areas of a vehicle's suspension 400 times per second. COAST, through its computer-controlled technology, adjusts and controls any land vehicle's suspension to simultaneously provide luxury ride and handling for highway and off-road conditions. These nine parameters of vehicle motion are:

     1. Roll: refers to the tilt sideways of a vehicle when cornering.

     2. Pitch: refers to the tilt forward or backward when vehicle is braking, cornering, or accelerating.

     3. Sprung Natural Frequency (SNF): refers to the tendency of the vehicle to oscillate on the springs when started in motion. The spring rate and vehicle weight determines the natural frequency of motion, typically about 1 Hz.

     4. Unsprung Natural Frequency (UNF): refers to the tendency of the wheel to oscillate between the spring and the road surface when started in motion. The spring rate and wheel axle weight determines the natural frequency of motion, typically about 10 Hz.

     5. Stored Energy (SE): the energy stored in a spring when compressed. For the purposes of COAST, it refers to the energy in a suspension spring when it has been compressed beyond its normal position such as when a vehicle enters a steep driveway. The wheels compress upwards toward the chassis when hitting the ramp and release that energy by causing the front of the vehicle to rise sharply and the rear to squat downward. Because the rear has been lowered it has less than normal clearance when it hits the same ramp.

     6. Pumping Down (PD): refers to a situation when the shock absorber compression forces during rapid wheel movements are less than the rebound force such that the net or total resulting force on the chassis is predominantly downward, thereby overpowering the spring force and pulling the chassis lower to the ground so that there may be sufficient clearance and bottoming out occurs.
7. Bottoming Out (BO): this refers to the condition where a bump or other influence on the chassis or wheel causes the axle to try to rise toward the chassis closer than it can physically, that is, to exceed the dynamic range of the travel of suspension.
This can cause a severe jolt to the passengers and possibly damage the shock absorber or suspension.
8. Topping Out (TO): this refers to the condition where a hole or other influence on the chassis or wheel causes the axle to try to fall away from the chassis further that it can physically, that is, to exceed the dynamic range of the travel of the suspension. This can cause a severe jolt to the passengers and possibly damage the shock absorber or suspension.
9. Height Control (HC): this refers to the adjustment of the overall average height of the chassis above the road surface. It is accomplished by changing the air pressure in air springs (if used in the suspension).

                       Present Operations

The Company's day to day operations now and during the past year have consisted of the refinement of the COAST technology, presentations to potential customers, consolidation of the facilities, manufacture of systems for installations on test vehicles and raising of capital. (See "Item 2 - Test Vehicles")

                            Products

The Company has completed development of the full automotive application of the COAST system as well as the simplified system.
Development has not yet been completed for other applications.

All of the products will use the COAST technology. Because of its small size and tight weight, and the active control it provides, management believes that COAST is the most powerful suspension system ever offered to the automotive industry with hardware similar to that required for passive systems. The COAST system achieves its flexibility by the size of the actuator as determined by the weight of the vehicle. Ten systems have been developed for installation on demonstration vehicles. No further testing is anticipated.

The manufacturing costs vary with the cost of the raw materials for the computer components and the number of mechanical components. Management anticipates that the internal cost of a unit, on a mass-production basis, will be between $400 and $6,000, depending upon the customers' requirements. The retail value will be approximately double the internal cost.

                         Subcontractors

The COAST system will be manufactured initially using outside vendors to build all machined parts, components, circuit boards, cables, etc. AHC will perform final assembly, packaging and shipping of the product. As the production volume increases, more of the fabrication work will be brought `in-house' to lower the cost and increase the market share. How fast production capacity is moved inside will largely depend on the availability of capital for acquisition of the required equipment and facilities.

The Company has entered into an agreement by which Logic Innovations will manufacture the computer components for the COAST technology. Under the terms of this agreement, Logic Innovations, Inc. will specify, design, fabricate, test and document the COAST product. The Company will provide the completed system and install it in the rolling chassis (GM Suburban, see "Item 2"), as well as providing the costs for the second pass of the tests, additional development costs and travel costs to the Company facilities. The rate is $110.00 per hour for hardware and software engineers for effort completed in San Diego. The Company has also entered into an agreement with King Technologies for the manufacturing of the valve components.

As  of  February  18, 2000, the Company had paid  $532,042.42  to
Logic Innovation, Inc. and $56,019.58 to King Technologies,  Inc.
for manufacturing on the Company's prototypes and test systems.

                      Current Developments

On October 9, 1999, the Company amended its Articles of Incorporation to increase the authorized number of shares of common stock to 100,000,000 shares and the number of shares of preferred stock to 50,000,000, each with a par value of $0.001 per share. The Company has classified 1,000,000 shares as Series "A", 2,000,000 as Series "B" and 47,000,000 as Series "C". No
rights or other terms have been set for Series "C" preferred stock. Series A preferred stock is a non-convertible voting stock, in which the holders shall be entitled to have 100 votes for each share held. The Series B has no voting rights, the shares cannot be transferred, sold, pledged, encumbered or given away for a period of one year following the acquisition of said shares. The rights, preferences, privileges and restrictions for Series C will be set by the Board at a future time.

On November 18, 1999, the Company announced that it had just filed three new patent applications with the United States Patent and Trademark Office. These applications cover significant improvements to its revolutionary COAST suspension control system, which is already protected by three existing patents. The titles for these new applications are "Suspension Control Unit & Control Valve," "Enhanced Computer Optimized Adaptive Suspension System and Method" and "Enhanced Computer Optimized Adaptive Air Spring Suspension."

The new filings (combined with the existing patents) will protect the Company's right to exploit the COAST technology through manufacturing, licensing and/or joint venturing. The filing of these patents, which covers the final production COAST suspension control system, will also allow the Company to disclose and demonstrate the COAST suspension control technology to the automotive industry. AimRite will begin demonstrating the final production COAST suspension control system to General Motors and other major Original Equipment Manufacturing customers starting in December 1999.

                        Subsequent Events

On February 24, 2000, the Company issued 60,000 shares of common stock valued at $1.39 per share in exchange for services rendered.

On February 24, 2000, the Company issued 2,175,000 shares of common stock valued at $1.39 per share for th econversion of $3,023,250 of accounts payable

On March 31, 2000, the Company issued 535,000 shares of common stock valued at $1.33 per share in exchange for services rendered.

On March 31, 2000, the Company issued 15,000 shares of common stock valued at $1.33 per share for the conversion of $19,950 of accounts payable.

On May 4, 2000 the Company announced that it had signed an application development agreement with Oshkosh Truck Corporation. Oshkosh is a leader in trucks and truck bodies for the defense, construction, fire and emergency, refuse and snow removal markets. Their products are marketed worldwide under the Oshkosh, Pierce and McNeilus brands.

Under the terms of the agreement, AimRite will install a COAST system on one of Oshkosh's truck applications. The agreement covers system development and sales to Oshkosh for a period of five years from the date of system approval.

On May 8, 2000, the Company announced that it had increased its range of COAST actuators to accommodate very large vehicles with weights in excess of 10,000 pounds per wheel. The new actuator size, referred to as a K6, has a bore diameter of 3.25 inches and is capable of generating control forces of up to 6,000 pounds. The new actuator has been added to the line of existing K1 through K5 actuators (1,000 through 5,000 pounds, respectively). The COAST suspension control system now applies to nearly every wheeled vehicle manufactured today; from passenger cars and small SUV's (K1 actuators), to very large trucks with over 10,000 pounds per wheel (K6 actuators). Each COAST suspension control unit consists of a hydraulic valve module that is connected to an actuator that replaces the existing shock absorber. Each valve module includes two control valves, sensors and a computer, all of which remain the same. The only change required for each new vehicle application is to select the correct actuator size and scale the required gas charged reservoir accordingly.

On May 9, 2000, the Company announced that it had signed an application development agreement with Pierce Manufacturing Inc., a wholly owned subsidiary of Oshkosh Truck Corporation. Pierce is the leading North American manufacturer of custom fire apparatus. Products include custom and commercial pumpers, aerials, rescue trucks, wildland trucks, minipumpers and elliptical tankers.

Under the terms of the agreement, the Company will install a COAST system on one of Pierce's fire trucks. Both this agreement and the previous Oshkosh agreement include financial, personnel, and facility resource commitments. The agreement also covers system development and sales to Pierce for a period of five years from the date of system approval. The addition of the Pierce fire apparatus to the scope of the recent Oshkosh agreement allows AimRite to also work with a proven innovative leader in the fire truck industry.

On May 22, 2000, the Company issued 9,995 shares of common stock valued at $2.00 per share for the conversion of $19,389 of accounts payable.

ITEM 2.   DESCRIPTION OF PROPERTY.

The corporate and administrative offices are located at 525 Stevens Ave. West, Solana Beach, CA 92075. The Company has entered into a lease agreement with Shurgard which provides the Company with a two story building of approximately 7,128 square feet for corporate offices, research and development, testing and installation of the COAST systems on a one half acre site. The ten year lease incorporates 20,000 square feet of land for future expansion. The base rent is $10.80 per square foot (on an annual basis) on the building for 10 years with two ten year renewal options. The lease also contains an option to terminate the lease if the business is purchased with 6 months notice and the payment of 9 months rent as a termination fee. The base monthly rent of $3,375.00 will increase according to the consumer price index on a yearly basis. The lease commenced in July, 1999. The Company obtained free rent for the first six months.

Since the company is incorporated in Nevada, it is required to maintain a resident office in that state in which corporate documents are available. The resident office is located at 3675 Pecos-McLeod, Suite 1400, Las Vegas, NV 89121. No activities take place in the resident office. All other activities have been consolidated to the new facility described above.

ITEM 3.   LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No such matters were submitted during the most recent quarter.

                             PART II

ITEM 5.   MARKET   FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER
          MATTERS.

                       Market Information

The Company's common stock was previously listed on the OTC-BB and is now quoted on the Pink Sheets under the symbol AIMH. The stock was removed from the OTC-BB pending clearance by the SEC of their Registration Statement on Form 10-SB in compliance with NASD regulations. The Company intends to apply to be quoted on the OTC-BB upon such clearance.

There  are  230 record owners of the Company's common stock.  The
Company has never paid a cash dividend and has no present intention of doing so in the foreseeable future.

The Company had 444,576 of its Series B preferred stock issued and outstanding as of December 31, 1999. The 211,640 shares issued to James One Twelve, Ltd. on July 30, 1999 was converted to common stock on or about August 4, 2000.

The Company's common stock is considered a "penny stock" under the Commission rules.

Effective August 11, 1993, the Securities and Exchange Commission adopted Rule 15g-9, which established the definition of a "penny stock," for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and
(ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

                            Dividends

The Company has not paid any dividends on its common stock. The company currently intends to retain any earnings for use in its business, and does not anticipate paying cash dividends in the foreseeable future.

ITEM 6.   MANAGEMENT'S PLAN OF OPERATION

NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS

This statement includes projections of future results and "forward-looking statements" as that term is defined in Section 27A of the Securities Act of 1933 as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 as amended (the "Exchange Act"). All statements that are included in this filing, other than statements of historical fact, are forward-looking statements. Although Management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations are disclosed in this Statement, including, without limitation, in conjunction with those forward-looking statements contained in this Statement.

                        Plan of Operation

The  funding  has been received to implement the  business  plan.
There are no plans for the Company to liquidate or become a "shell company".

The COAST system has been completed. Ten complete systems are being produced to install on demonstrated vehicles. The operations are currently minimal, considering of installation of further refinements to the system and installation of the system on vehicles for demonstration to Original Equipment Manufacturers. Currently, it is installed and being evaluated on two General Motors vehicles, a Yukon and Blazer. The Company will install it on its own 1999 GMC Suburban

The initial distribution strategy will be to begin sales of the COAST product in automotive after-markets that have not seen an influx of new products, but whose products are generating profit. The after-market is that market that sells performance or appearance-enhancing products for vehicles after they have been purchased from the manufacturer. The automotive after-market looks for new products that have the ability to generate high profit margins. There are currently no computer controlled suspensions available for any automotive after-market applications. As a new product, the COAST suspension system will initially have a high sticker price due to low volumes, so the marketing strategy must be constructed carefully in the beginning. There are three types of `volume' customers that AimRite can focus on before the final consumer.

     1. Direct OEM - AHC has started developing the Original Equipment Manufacturing (OEM) business for the COAST system with high-end vehicles. These vehicles consist of luxury buses, motorhomes and heavy duty trucks. Sales will involve shipping systems direct to the OEM factories, representing the simplest distribution requirements. No formal agreements have been signed, although the Company has received inquiries from customers in this category. The Company will broaden this market by attending trade shows, making personal sales contacts with demonstrations, and publishing articles in trade publications.

     2. OEM/Independent Customizers - These manufacturers offer special options, such as Chevrolet's Z71 Off-Road package which includes Bilstein shocks with special tire and wheel packages, and Ford's Eddie Bauer limited edition truck package. In addition, custom vehicle outfitters will be utilized. These businesses custom-build special sport utility vehicles, heavy duty trucks and buses that can cost twice as much as the factory vehicle.

     3.   Retail & Others - In addition to the OEM customers, AimRite is developing a program for the new & used auto dealerships, along with parts stores, to install the COAST system on used buses, motorhomes and heavy duty trucks. AimRite will also be exploiting traditional automotive distribution channels worldwide, which include national chain stores, new car and truck
       dealerships,  high  performance  automotive  dealers   and
       distributors, military, motorhome dealers (new and used), specialty shops, etc.

During the development of the automotive after-market for COAST in the SUV, motorhome, truck and bus industries, AHC will prepare to enter a much larger market with a simplified version of the COAST system that is currently under development. The cost of this simplified system will be about 80% of the full system, with only a small reduction in performance. Since this performance loss applies primarily to the off-road and high performance markets, the impact will be minimal. More importantly, the new system is smaller and more easily applied to the remainder of the automotive market.

AimRite will develop similar strategies for related suspensions, such as seats on farm tractors and in luxury cars.

COAST's technology, performance and cost of production are all covered by hardware and software patent protection. There are very few industry participants in this field because it is so new. The major automobile manufacturers have been developing computer controlled suspension systems for their luxury vehicles and some other major manufacturers of after-market suspension components have prototype systems that are proprietary and have yet to appear as viable commercial systems.

There are and have been some active and semi-active suspension systems on high-end OEM luxury cars (e.g. Cadillac, Lincoln, Infiniti, etc.), but there are no after-market computer-controlled suspensions systems. Although the Company's business plan initially targets specialty and after-market vehicles, COAST is equally useable on standard vehicles, such as the Ford Taurus and Buick Century.

The closest competitor in the after-market is a system developed by Hyrad Corporation and sold through Rancho Suspensions, a subsidiary of Tenneco. It consists of 4 manually adjustable shocks connected to a control box on the dashboard. There is no computer or intelligence of any kind. The driver must manually turn a knob to change the damping characteristics from soft to harsh. Officers of Hyrad have contacted us to explore the possible application of the COAST controller and algorithms to a new damper they are developing. However, the contact with Hyrad was terminated after it was determined that its system could not support the COAST technology.

Commercial production has not yet commenced while tests are proceeding. The Company is considering various strategic relationships that have presented themselves that, if consummated prior to the completion of the tests, could eliminate the need to expend funds to create manufacturing facilities. Discussions concerning these relationships have taken place but remain in the preliminary stages. The Company is precluded from disclosing the names of the companies involved due to confidentiality agreements.

                          Test Vehicles

Ten systems have been developed for installation on demonstration vehicles. No further testing is anticipated.

The Research and Development has been completed and the system is currently being installed on two vehicles supplied by General Motors. The Company has purchased a 1999 GM Suburban for demonstration purposes. The Company has six customers who are evaluating the COAST suspension systems. The Company has made contacts with a number of companies who are evaluating the technology. AHC will either install a COAST system on vehicles supplied by the following potential clients for their evaluation or a Company owned vehicle equipped with the system will be provided for test drives.

     General Motors Corporation - AHC has installed the COAST system on on a Chevrolet Blazer and a Yukon. General Motors has ride-tested the Yukon and will select one vehicle for engineering tests at their desert proving ground in Arizona.

     Visteon Automotive Systems (Ford) - The Company will install a COAST system on a vehicle of Visteon's choice for evaluation of the COAST technology. Visteon is a global leader in designing innovative automotive technologies that reflect consumers' top concerns: safety, convenience, quality, and reliability.

     Tenneco Automotive (Monroe) - The Company has been asked to provide a COAST-equipped vehicle for Tenneco's evaluation as soon as possible. They have indicated that if COAST works as well as claimed, they would get involved with AHC in some way. Tenneco is one of the world's largest producers and marketers of ride control products and exhaust systems.

     Freightliner Custom Chassis Corporation - The Company expects to receive a Fleetwood motorhome for installation of a COAST system for evaluation. They have asked if production COAST systems will be available by the end of 1999. Freightliner is a manufacturer of premium class 3-8 chassis for the school bus, delivery van, motorhome and shuttle bus industries and is the number one diesel manufacturer in the Type A motorhome market, selling chassis to some 12 OEMs.

     Oshkosh Truck Corporation - AHC will install a COAST system on a new heavy-duty airport fire truck. Even though the truck has 8 wheels and weighs in excess of 100,000 pounds, management believes the COAST technology will be able to significantly improve the ride safety & performance. Oshkosh has also expressed interest in applying COAST to other Oshkosh vehicles.

     National Automotive Center (Military) - AHC has provided drawings of the COAST system for integration on a new military truck being developed. NAC identifies the dual needs of the military and industry and then forges partnerships to provide innovative new technologies. The COAST system has been targeted for its new COMBATT truck program (COMmercially BAsed Tactical Truck). As part of the COMBATT program, the Company will deliver a COAST system for evaluation later this year, with additional systems to be delivered next year.

No government approval or compliance with environmental law is known by the Company to be necessary at this time.

Approximately 50% of Management's time was spent on research and development in the last two fiscal years. The cost of such activities is not borne directly by customers unless there is a specialized application of COAST requested. The are no such specialized applications under contract at this time.

                             Patents

The COAST system is covered by patents that provide for a 17-20 year protection of the technology. AHC, through its non-exclusive master license, will control the U.S. and Foreign issued patents. KenMar has the right to engage in similar agreements with other master licensees for the same geographical area, and may make direct sales of products derived from the suspension technology. These patents are related to computer-controlled suspension systems, dampers, positions switches, or vehicle leveling and height control used on automobiles, trucks, and motor coaches. Through the terms of the Agreement, the Company will pay to KENMAR a minimal royalty consisting of 8% of the price charged by the Company. No royalty payments have been made to date.

The Company currently has new patent applications pending for the following: Suspension Control Unit and Control Valve (a hardware patent application for a new metal valve unit for the COAST system), Enhanced Computer Optimized Adaptive Suspension System & Method (a software patent application covering new algorithms relating to the ride control) and Enhanced Computer Optimized Adaptive Air Spring Suspension (a software patent application covering new algorithms relating to applications to air spring suspension systems).

                        Patent 4,651,838
              Air spring control system and method

ABSTRACT: A method and system are set forth for determining the force necessary to separate a first and a second mass by using an inflatable member such as an air spring. More specifically, the invention includes a weight on each spring by inflating the spring at a substantially constant rate. The pressure of the gas within the air spring is sensed at time intervals and, through a microprocessor or the like, the sensed pressure at the time intervals is assembled into a pressure-time history. From the pressure time history, the pressure is determined which the chassis begins to lift. The determined pressure is processed to give an indication of the weight of the chassis borne by the air spring. The foregoing procedure is repeated for each air spring so that a gross vehicle weight can be determined as well as the distribution of weight upon each air spring. Once weight borne by each spring known, the control can supply the correct pressure to the air spring to support such weight at the desired height.

SUMMARY: This was a computer-controlled airspring leveling system for RV's that used the novel position sensor below to maintain ride height in a novel way. There was no damping control.

                        Patent 4,677,263
                   Air spring position switch

ABSTRACT: A position switch is set forth which is adapted to generate a signal whenever two masses, such as a vehicle sprung and un-sprung mass, are at or nearer than a desired spacing. The switch includes a grounded, conical, coiled spring attached to one mass, and an electrically charged plate secured to the other mass. The spring has a relaxed length to lie adjacent the plate when the masses are at the desired spacing. When the masses are brought together the spring contacts the plate, is compressed, and the plate is grounded generating a current signal indicating that the masses are at or nearer than the desired spacing.

SUMMARY: This was a novel position sensor used on the above computer-controlled airspring leveling system for RV's. The sensor was a spring that was installed inside an airspring that gave a simple signal when the proper ride height was achieved. This had no application to damping control.

                        Patent 4,634,142
          Computer optimized adaptive suspension system

ABSTRACT: A vehicle suspension system in which a computer controls damping and spring forces to optimize ride and handling characteristics under a wide range of driving conditions. A controllable shock absorber connected between the wheel and frame of the vehicle includes a hydraulic sensor, which provides signals to the computer position signals to control compression and rebound hydraulic pressure regulators by continuously computing, utilizing programmed algorithms, compression and rebound damping forces that will yield the desired ride and handling characteristics. An air spring may be connected with the shock absorber for compression and rebound along the same axis. Pressure sensors and air pressure inlet and outlet valves are connected to the computer for adjusting the pressure within the air spring to provide the desired spring rate.

SUMMARY: This was the original COAST patent covering the COAST control algorithms. At the time, we were among the first to break up an invention and cover the novel control concepts (algorithms) in one patent and the mechanical hardware (valves, etc.) in another patent (4,634,142 & 4,722,548 respectively). This patent has very broad claims covering the COAST approach to suspension control using superposition (summing) of constant forces to handle all aspects of suspension control simultaneously.

                        Patent 4,722,548
  Computer optimized adaptive suspension system having combined shock absorber/air spring unit

ABSTRACT: A vehicle suspension system in which a computer controls damping and spring forces to optimize ride and handling characteristics under a wide range of driving conditions. A combined shock absorber/air spring unit is connected between the wheel and frame of a vehicle. The shock absorber includes a hydraulic sensor, which provides signals to the computer, which are representative of the position of the piston within the shock absorber. The computer utilizes these signals to control compression and rebound hydraulic pressure regulators to produce preprogrammed compression and rebound damping forces that will yield the desired ride and handling. The air spring may be connected in series with the shock absorber for compression and rebound along the same axis. Pressure sensors and air pressure inlet and outlet valves are connected to the computer for adjusting the pressure within the air spring to provide the desired spring rate.

SUMMARY: This was the original COAST patent covering the COAST hydraulic suspension hardware (complimenting the above patent). This patent has very broad claims covering the COAST approach to controlling the hydraulic fluid to support the algorithms of the control patent. The key claims include the implementation of novel pressure regulators to achieve suspension control using the superposition of constant forces required by the algorithms.

                        Patent 5,529,152
    Variable constant force hydraulic components and systems

ABSTRACT: An embodiment of the present invention is a valve for selectively establishing communication of a fluid between first and second fluid bodies having first and second pressures, respectively. A valve element is carried within a valve body for linear reciprocal movement along a valve element blocks communication between the first and the second fluid bodies are in communication. The movement is responsive to a rearward force exerted by the fluid on the valve element due to the first pressure. The rearward force is less than the product of the first pressure and a cross-sectional area of the first fluid swept by the valve element. An actuator is located at or behind the valve element for applying and modulating forward force to the valve element for controlling the response of the valve element to the first pressure when the valve is located between the first and second positions.

SUMMARY: This is a recent COAST patent covering improvements to the original COAST hydraulic suspension system hardware. The key claims include details for the actual design of novel pressure regulators that are simple and cheap to manufacture yet achieve proper pressure control.

                        Cash Requirements

The Company has expended approximately $6,500,000 on the COAST technology throughout its development. This amount is the total number of hard dollars that has been invested by individuals on the development.

The  Company  can satisfy its cash requirements for the  next  12 months. It plans to raise additional funds, if necessary, though the exact method has not been discussed at this time.

                            Employees

The current staffing is very lean, being composed of a small number of officers and directors working with a variety of key consultants, subcontracting facilities and machine shops. Management devotes approximately 90% of their time to the Company. At present, there are no employees. As production and sales increase, full time personnel and staff will be acquired as needed.

                      Year 2000 Compliance

All computers have been developed with Year 2000 compliant technology by Logic Innovations. All testing has been satisfactory. No further tests are planned. The Company has no information on testing by potential customers. The computer control system used by COAST does not rely on dates, therefore Y2K is not an issue.

                          Risk Factors

The Company's business is subject to the following risk factors:

CHANGES IN THE TRANSPORTATION VEHICLE INDUSTRY. The transportation vehicle business in general, and the vehicle suspension business in particular, are under going significant changes, primarily due to technological advances. These advances have resulted in the availability of alternative types of vehicle suspensions such as Mazda's electronically controlled hydraulic shock absorbers, the Lotus hydraulic servo system, and Ford's automatic load leveler. Nissan-Infiniti offers an extremely complicated system consisting of pumps, hydraulic actuators, various force and height measuring sensors, and a sophisticated computer to control everything. Some models of Cadillac have a new suspension called Road Sensing System (RSS) which incorporates fast-acting hydraulic solenoid valves, position sensors, accelerometers and a computer module. It is impossible to accurately predict the impacts that these and other new technological developments may have on the vehicle suspension industry.

RISKS OF VEHICLE SUSPENSION PRODUCTION. Many of the factors which may affect the Company and its affairs are subject to change or are not within the control of the Company, and the extent to which such factors could restrict the activities or adversely affect the viability of the Company or the value of its holdings are not currently ascertainable.

The success of a particular vehicle suspension model is largely dependent upon public taste which is both unpredictable and susceptible for anyone to accurately predict the success of any vehicle suspension model may also be significantly affected by the popularity of other projects then being distributed. Accordingly, investors face the serious risk of losing their entire investment if the Company's projects are, in total, commercially unsuccessful or unprofitable.

The Company will be subject to the risks inherent in the production of vehicle suspensions including, without limitation, delays in completion of production causing increases in production costs of completing the production, or possible abandonment of production.

GENERAL PRODUCTION RISKS. There is a general risk that commercial production and marketing of vehicle suspension systems will never commence. Production risks include delays, death or termination of key personnel, cost overruns and defects in components or production equipment. Delays may be caused by labor disputes, defective production equipment, incompetent personnel, or design flaws. Cost overruns may occur if there are cost changes, design changes, uninsured losses from causes such as natural disasters or delays in production, or other unplanned expenses. Each vehicle suspension production model is different, and past performance is no guarantee of future success. Though the Company has taken every precaution to assure commercially successful production and marketing, circumstances could arise which would overcome its ability to complete and/or deliver the vehicle suspension systems.

Some categories of personnel who may be involved in the Company's projects may also be members of guilds or unions, which bargain collectively with vehicle suspension system manufacturers on an industry-wide basis from time to time. Any work stoppages or other labor difficulties could delay the production of the vehicle suspension systems, resulting in increased production costs and delayed returns to Investors. The Company does not anticipate hiring any guild or union personnel.

REGULATORY FACTORS. The Company is regulated with respect to the offer and sale of its securities by federal and state statutes and governmental regulatory bodies, including the SEC and state securities regulatory bodies. Compliance with the complex laws and regulations governing the business of the Company is difficult, expensive, and time-consuming and requires significant managerial supervision.

If trading were to be halted by any regulatory agency, the Company's ability to complete its capitalization may be totally restricted.

Additionally, failure to comply with such laws and regulations could result in material adverse effect on the Company. Further, any changes in any of these laws and regulations could result in a material adverse effect on the Company.

The Company is subject to all governmental regulations relating to the normal operation of a business but not specifically relating to the sale of the COAST technology.

LIMITED OPERATING EXPERIENCE. The Company has not generated any revenues since its inception and has a limited operating history. There can be no assurances that the Company will operate at a profit. There can be no assurances that the growth strategies identified by management will be successful, or, if they are successful, that they will have a positive effect on the earnings of the Company.

ITEM 7.   FINANCIAL STATEMENTS.

The  financial statements and supplemental data required by  this
Item 7 follow the index of financial statements appearing at Item
13 of this Form 10K-SB.

ITEM 8.   CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS   ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

The Registrant has not changed accountants since its formation, and Management has had no disagreements with the findings of its accountants.

                            PART III

ITEM 9.   DIRECTORS,  EXECUTIVE OFFICERS, PROMOTERS, AND  CONTROL
          PERSONS

DIRECTORS AND EXECUTIVE OFFICERS.

The members of the Board of Directors of the Company serve until the next annual meeting of the stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. Information as to the directors and executive officers of the Company is as follows:

Name/Address             Age    Position
Mary Kay Koldeway-       43     President/
Coleman                         Secretary/Director
655 San Raodolfo Dr.
#124
Solana Beach, CA 92075
Richard Stanczyk         58     Treasurer/Director
1297 Orchard Glenn
Encinitas, CA 92024

Mary  Kay  Koldeway-Coleman; President/Secretary: Mrs.  Mary  Kay
Koldeway-Coleman has been a Director and Officer of the Company since 1997.

Since 1993, Mrs. Coleman has also been an Officer and Director of
Aimrite   Systems  International,  Inc,  where   she   had   been
responsible for its day to day operations.

Since 1978, Mrs. Coleman has conducted seminars and testing placement programs for businesses and corporations. She consulted with Tunex Corporation, Salt Lake City, Utah, an after-market automotive industry, and franchise organization. She has also worked in sales, management, payroll and workers' compensation.

From 1978 to 1980, Mrs. Coleman was an Assistant with James A. Evenson, Economist & J.D., Boulder, Colorado. There she estimated economic losses for personal injury and wrongful death cases, maintained client files, designed and developed graphics for litigation, and prepared legal reports for expert witness testimony.

From 1980 to 1982, she was a Research Associate with Frank K. Stuart & Associates, Salt Lake City, Utah. She collected, organized and transcribed business correspondence for legal review. She also wrote objective reports from collected documents for counsel.

From 1982 to 1985, Mrs. Coleman was a Trade Director with Barter Systems, Inc., Salt Lake City, Utah. There she maintained client requests and accounts, purchased new products, obtained new accounts, was responsible for doubling trade volume in one year, and oversaw staff meetings.

From  1985  to  1990,  Mrs.  Coleman was  the  Vice-President  of
Operations at Goldman, Ltd., San Francisco, California. After receiving her paralegal degree, she developed and managed the company as a new corporation including filing the required articles of incorporation and acquiring the necessary licenses. She researched federal and state laws regarding label approvals, international shipping, bonding, customs and warehousing. She wrote advertising brochures and articles in national trade magazines. She also managed sales people and coordinated shipping lines for international ocean freight.

Mrs. Mary Kay Coleman's educational background includes:

     BA   in  Psychology  &  Sociology,  Western  State  College,
       Gunnison, Colorado, 1978

     Paralegal  degree from Westminster College, Salt Lake  City,
       Utah, 1985

Richard Stanczyk; Treasurer

Richard Stanczyk has been a director and Chief Financial Officer of the Company since August, 1993. He has had no other employment during that time.

From 1990 to 1993, Mr. Stanczyk was a Chief Financial Officer for
M.V.F. Marine, National City, California.

From 1978 to 1990, Mr. Stanczyk was self-employed as an enrolled agent, a licensed professional representing and consulting individuals, partnerships and corporations in all matters relating to income, payroll and taxation, in Colorado and California.

Mr. Stanczyk's educational background includes:

     Bachelor of Science Degree in Accounting, Detroit College

There  are  no  family  relationships  among  the  officers   and
directors.

                           Consultants

James M. Hamilton has provided services as AHC's Director of Engineering since 1994 under the consulting agreement with KenMar Company Trust. He is the co-inventor of the COAST system and is responsible for all development aspects of the computer programs and hardware associated with COAST. He has published technical papers for the Institute of Electrical Electronic Engineers. He received a BS in Electrical Engineering with Honors from Loyola University in 1972 and his MS in Computer Science from UCLA in 1974. For 17 years (1972-1984 and 1988-1993) he worked for Hughes Aircraft Company and held the positions of Senior Project Engineer, Department Manager and Senior Scientist.

Lonnie K. Woods, the co-inventor of the COAST system, has been a consultant to KenMar Company Trust since 1994. He serves as Executive Director of COAST Operations under AHC's agreement with KENMAR. He was the founder in 1969 and President of Rough County Inc., an off-road suspension company with annual sales of over $6,000,000. After selling the company, he served as Project Manager (Mexico Operations) for Kelpie Industries USA Inc. from 1988-1989. From 1990-1992, he was President of Deltron, Inc. Mr. Woods has used his experience and contacts in the automotive industry to help AHC establish and implement a comprehensive marketing and development plan for the COAST.

The Company has not obtained key-man life insurance or entered into any employment agreements with management.

ITEM 10.  EXECUTIVE COMPENSATION

No compensation of directors or executive officers is paid or anticipated to be paid by the Company. Through the Licensing and Consulting Agreement [see "Exhibit 10.1, paragraph 5(a)], KENMAR provides the services of consultants to personally assist the Company in the closing of major potential sales by distributors. The Company, in turn, pays KENMAR a $50,000 monthly consulting fee for management, engineering, development and legal services. The Officers of the Company are consultants working for KENMAR. Any compensation is paid directly to them by KENMAR. Mary Kay Koldeway-Coleman is also the Trustee for KENMAR Company Trust.

To date, KenMar has paid Mr. Stanczyk $45,000.00 and had paid Dr.
Coleman, the former President, $20,000.00.

ITEM 11.  SECURITY  OWNERSHIP  OF CERTAIN BENEFICIAL  OWNERS  AND
          MANAGEMENT.

The following table sets forth each person known to the Company, as of Tuesday, November 7, 2000, to be a beneficial owner of five percent (5%) or more of the Company's common stock, by the Company's directors individually, and by all of the Company's directors and executive officers as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

Title of   Name/Address                 Shares      Percentage
Class      of Owner                     Beneficial  Ownership
                                        ly Owned
Common     The Coleman Family Trust:    6,371,254      17.95%
           404 North Granados Ave.
           Solana Beach, CA 92075
Common     Stanczyk Investment Co.:        50,000       0.14%
           1297 Orchard Glen Circle
           Encinitas, CA 92024
Common     Richard Stanczyk               575,000       1.62%
           1297 Orchard Glen Circle
           Encinitas, CA 92024
Common     Rick Stanczyk                   26,800       0.08%
           1297 Orchard Glen Circle
           Encinitas, CA 92024
Common     Total Ownership over 5% and  7,023,054      19.79%
           Directors and Officers (2
           individuals)

Beneficial Ownership of Preferred Stock:
Preferred   Independent Marketing          38,000      16.31%
(Series B)  Associates Ltd
            Mr. Lewis Rowe
            P.O. Box 1561 GT
            Zephyr House
            Mary Street
            Grand Cayman Islands
            British West Indies
Preferred   Infinity Enterprises          159,936      68.66%
(Series B)  Principal: Mr. Paul O'Malley
            3331 Wood Parrish
            Los Angeles, CA 90027
Preferred   Richard & Lynn Escajeda        25,000      10.73%
(Series B)

Please Note: Mary Kay Koldeway-Coleman is the beneficial owner of the shares held by The Coleman Family Trust. Richard Stanczyk is the beneficial owner of the Stanczyk Investment Co. and together with the stock in his name, he holds a total of 651,000 shares of the Company's common stock.
Added Note: The Series B preferred stock has no voting rights. No preferred stock, other than Series B, has been issued.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There are no promoters of the Company.

Mary Kay Koldeway-Coleman also serves as the Trustee for the KENMAR Company Trust. KENMAR currently holds the patents to which the Company is a licensee. KENMAR also has a consulting agreement in which the Company pays KENMAR a monthly consulting fee.

The Company has no policy prohibiting it from entering into transactions with affiliates.

Note:  The  major  stock  holder  of  the  Company,  KENMAR,   is
controlled by Mary Kay Koldeway-Coleman, the President and Secretary of the Company. Ms. Koldeway-Coleman is also the major stockholder of ASI.

Added Note: The officers, directs, and key employees of the Company are paid through agreements with KENMAR. The President and Secretary is a trustee of KENMAR. In situations in which the Company's Board of Directors must approve transactions involving KENMAR, it is impossible to achieve a disinterested majority. The Directors, therefore, will act with the best interest of the shareholders in mind.

ITEM 13.  FINANCIAL STATEMENTS AND EXHIBITS.

FINANCIAL STATEMENTS

          Report   of  Independent  Auditors,  HJ  &  Associates,
            L.L.C., dated June 16, 2000

          Balance Sheet as of December 31, 1999.

          Statement of Operation for the years ended December 31, 1999 and December 31, 1998; from the inception of the development stage on January 1, 1997 through December 31, 1999.

          Statement of Stockholders' Equity.

          Statement  of  Cash Flows for the years ended  December
            31, 1999 and December 31, 1998; from the inception of the development stage on January 1, 1997 through December 31, 1999.

          Notes to Financial Statements

                  INDEPENDENT AUDITOR'S REPORT

                       Board of Directors
                  Aimrite Holdings Corporation

(A Development Stage Company)
Solana Beach, California

We have audited the accompanying balance sheet of Aimrite Holdings Corporation (a development stage company) as of December 31, 1999 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 1999 and 1998 and from the inception of the development stage on January 1, 1997 through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aimrite Holdings Corporation (a development stage company) as of December 31, 1999 and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998 and from the inception of the developemnt stage on January 1, 1997 through December 31, 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in
Note 4 to the financial statements, the Company has suffered recurring losses from its operations and has no established source of revenue which raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ HJ & Associates, LLC
HJ & Associateds, LLC
Salt Lake City, Utah
June 16, 2000

                  AIMRITE HOLDINGS CORPORATION
                  (A Development Stage Company)
                          Balance Sheet

                        ASSETS
                                       December 31,
                                       1999
                                        -----------
  CURRENT ASSETS

  Cash                                   $  188,839
                                         ----------
  Total Current Assets                      188,839

  PROPERTY AND EQUIPMENT (Note 2)

  Leasehold improvements                     39,724
  Equipment                                   4,400
  Furniture and office equipment             37,955
  Less accumulated depreciation             (6,243)
                                         ----------
  Total Property and Equipment               75,836

  OTHER ASSETS

  Deposits                                    6,547
                                         ----------
  Total Other Assets                          6,547
                                         ----------
  TOTAL ASSETS                           $  271,222
                                         ==========

 The accompanying notes are an integral part of these financial statements

                  AIMRITE HOLDINGS CORPORATION
                  (A Development Stage Company)
                    Balance Sheet (Continued)

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                                                     December 31,
                                                         1999
                                                     ------------
CURRENT LIABILITIES

Accounts payable                                       $ 3,170,175
Note Payable (Note 5)                                       14,985
Accrued liabilities                                          6,085
Note payable - related pary (Note 6)                       209,869
                                                       -----------
Total Current Liabilities                                3,401,114
                                                       -----------

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.001 par value; authorized
50,000,000
shares; 444,576 shares issued and outstanding                  444
Common stock, $0.001 par value; authorized
100,000,000
shares; 28,957,605 shares issued and outstanding            28,958
Additiona paid-in capital                               13,644,195
Accumulated deficit                                       (49,484)
Deficit accumulated during the development stage      (16,754,005)
                                                      ------------

Total Stockholders' Equity (Deficit)                   (3,129,892)
                                                      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)                                               $  271,222
                                                      ============

 The accompanying notes are an integral part of these financial statements.

                                5
                  AIMRTIE HOLDINGS CORPORATION
                  (A Development Stage Company)
                    Statements of Operations

                                                                    From the
                                                                  Beginning of
                                                                      the
                                                                  Development
                                                                    Stage on
                                            For the                January 1,
                                          Years Ended             1997 Through
                                          December 31,            December 31,
                                     1999            1998             1999
                                  ----------      -----------    -------------
REVENUE                               $     -           $     -         $     -
                                  -----------     -------------   -------------
                                            -
EXPENSES

General and administrative          4,018,743         3,839,838       8,734,411
Research and development              660,688           143,542         804,230
Depreciation expense                    6,243                 -           6,243
                                  -----------     -------------   -------------

Total Expenses                      4,685,674         3,983,380       9,544,884

LOSS BEFORE OTHER INCOME
(EXPENSES)
                                  (4,685,674)       (3,983,380)     (9,544,884)
                                  -----------     -------------   -------------

OTHER INCOME (EXPENSES)

Interest income                        13,475                 -          13,475
Interest expense                      (6,085)       (1,126,027)     (1,149,195)
Loss on valuation of assets                 -       (6,202,308)     (6,202,308)
                                  -----------     -------------   -------------

Total Other Income (Expenses)           7,390       (7,328,335)     (7,338,028)
                                  -----------     -------------   -------------

LOSS BEFORE EXTRAORDINARY INCOME  (4,678,284)      (11,311,715)    (16,882,912)
                                  -----------     -------------   -------------

EXTRAORDINARY INCOME

Gain on debr release                        -           128,907         128,907
                                  -----------     -------------   -------------

Total Extraordinary Income                  -           128,907         128,907
                                  -----------     -------------   -------------
NET LOSS                         $(4,678,284)     $(11,182,808)   $(16,754,005)
                                 ============     =============   =============

BASIC LOSS PER SHARE (Note 2)     $    (0.16)       $    (0.56)
                                  ===========     =============

 The accompanying notes are an integral part of these financial statements.

                          AIMRITE HOLDINGS CORPORATION
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)

                                                                    Additional     Stock
                         Preferred Stock         Common Stock        paid-in    Subscription   Accumulated
                        Shares     Amount      Shares     Amount     Capital    Receivable      Deficit
                      ---------   --------   ---------   --------   ---------    ---------     ---------
Balance, December 31,          -    $     -    8,926,001  $  8.926    $ 692,551     $     -     $ (49,484)
1996
Common stock issued
for
cash at $0.07 per              -          -      442,319       443       30,557           -              -
share
Common stock issued
for
Licensing Agreement
at
$0.63 per share                -          -    2,000,000     2,000    1,252,643           -              -
Cancellation of
investment in
subsidiary                     -          -            -         -    4,633,918           -              -
Common stock issued
for
consulting fees at
$0.10 per share                -          -    1,054,275     1,054      104,373           -              -
Net loss for the year
ended December 31,
1997                           -          -            -         -            -           -      (892,913)
                       ---------   --------   ----------  --------  -----------  ----------   ------------
Balance, December 31,
1997                           -          -   12,422,595    12,423    6,714,042           -      (942,397)
Common stock issued
for
cash at $0.10 per
share                          -          -    2,500,000     2,500      247,500   (250,000)              -
Common stock issued
for
services at at $0.63
per share                      -          -    6,035,010     6,035    3,820,125           -              -
Common stock issued
for
debt conversion and
interest expense at
$0.25 per share                -          -    6,000,000     6,000    1,499,100           -              -
Net loss for the year
ended December 31,
1998                           -          -            -         -            -           -   (11,182,808)
                       ---------   --------   ----------  --------  -----------  ----------   ------------
Balance, December 31,
1998                           -     $    -   26,957,605  $ 26,958  $12,280,767  $(250,000)  $(12,125,205)
                       ---------   --------   ----------  --------  -----------  ----------   ------------

   The accompanying notes are an integral part of these financial statements.

                          AIMRITE HOLDINGS CORPORATION
                          (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit) (Continued)

                                                                    Additional     Stock
                         Preferred Stock         Common Stock        paid-in    Subscription   Accumulated
                        Shares     Amount      Shares     Amount     Capital    Receivable      Deficit
                      ---------   ---------   ---------  --------   ---------    ---------     ---------
Common stock issued
for
cash at $0.25 per              -     $    -    2,000,000  $  2,000     $498,000           -              -
share
Preferred stock
issued
for cash from $1.89
to
$2.00 per share          444,576        444            -         -      865,428           -              -
Payment received on
stock subscription
receivable                     -          -            -         -            -     250,000              -
Net loss for the year
ended December 31,
1999                           -          -            -         -            -           -    (4,678,284)
                       ---------   --------   ----------  --------  -----------  ----------   ------------
Balance, December 31,
1999                     444,576    $   444   28,957,605  $ 28,958  $13,644,195      $    -  $(16,803,489)
                       =========   ========   ==========  ========  ===========  ==========   ============

   The accompanying notes are an integral part of these financial statements.

                AIMRITE HOLDINGS CORPORATION
                (A Development Stage Company)
                  Statements of Cash Flows

                                                                  From the
                                                                Beginning of
                                                                    the
                                                                Development
                                                                  Stage on
                                           For the               January 1,
                                         Years Ended            1997 Through
                                        December 31,            December 31,
                                     1999           1998            1999
                                  ----------    ------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                        $(4,678,284)    $(11,182,808)   $(16,754,005)
Adjustment to reconcile net
loss
to net cash used by operating
activities:
Stock issued to services and
interest expense                           -        4,941,260       5,046,687
Debt forgiveness                           -        (128,907)       (128,907)
Write-off of if subsidiary
receivable                                 -                -         651,980
Depreciation                           6,243                -           6,243
Loss on valuation of assets                -        6,202,308       6,202,308
Changes in operating assets and
liabilities:
Increase in accounts payable       3,167,651              953       3,172,621
Increase (decrease) in accrued
liabilities                          (4,685)            9,926       (200,030)
(Increase) in deposits               (6,547)                -         (6,547)
                                ------------      -----------    ------------
Net Cash Used in Operating
Activities                       (1,515,622)        (157,268)     (2,009,650)
                                ------------      -----------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and            (82,079)                -        (82,079)
equipment
                                ------------      -----------    ------------
Net Cash Used in Investing
Activities                          (82,079)                -        (82,079)
                                ------------      -----------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES

Payment on notes payable            (39,229)                -        (39,229)
Proceeds from notes payable                -          157,296         471,043
Proceeds from notes payable -
related party                        209,869                -         209,869
Proceeds from issuance of
preferred stock                      865,872                -         865,872
Proceeds from issuance of
common stock                         500,000                -         523,000
Proceeds from stock
subscription
receivable                           250,000                -         250,000
                                ------------      -----------    ------------
Net Cash Provided by Financing
Activities                         1,786,512          157,296       2,280,555
                                ------------      -----------    ------------
NET INCREASE IN CASH                 188,811               28         188,826

CASH, BEGINNING OF PERIOD                 28                -              13

CASH, END OF PERIOD                 $188,839          $    28        $188,839
                                ============      ===========    ============

    The accompanying notes are an integral part of these
                    financial statements.

                AIMRITE HOLDINGS CORPORATION
                (A Development Stage Company)
                  Statements of Cash Flows

                                                                  From the
                                                                Beginning of
                                                                    the
                                                                Development
                                                                  Stage on
                                           For the               January 1,
                                         Years Ended            1997 Through
                                        December 31,            December 31,
                                     1999           1998            1999
                                  ----------    ------------   -------------

CASH PAID FOR:

Interest                            $  1,400       $        -      $        -
Income taxes                        $      -       $        -      $        -

NON-CASH FINANCING ACTIVITIES:

Stock issued for services and
interest expense                    $      -       $4,941,260      $5,046,687
Stock issued for debt               $      -       $  400,000      $  400,000
conversion

    The accompanying notes are an integral part of these
                    financial statements.

                AIMRITE HOLDINGS CORPORATION
                (A Development Stage Company)
              Notes to the Financial Statements
                      December 31, 1999

NOTE 1 -  ORGANIZATION HISTORY

        The Company was organized September 6, 1988 as Q-Com Corp. under the laws of the State of Nevada. On March 31, 1995, its name was changed to Drink World, Inc. On July 21, 1995, the Company changed its name to Aimrite Holdings Corporation (AHC).

        On July 24, 1995, the stockholders approved a 2-for-1 forward stock split and approved changing the par value from $0.01 to $0.001. The Company changed the authorized number of shares of common stock 50,000,000 and authorized 10,000,000 shares of preferred stock at $0.001 par value.

        On  July  25,  1995,  the Company  issued  8,000,000
        shares of common stock to acquire an 80% interest in Aimrite Systems International, Inc. (ASI).

        During  1996,  AHC issued 676,000 shares  of  common
        stock  to  pay  debts  of  ASI.  The  Company   also
        approved a 1-for-20 reverse stock split.

        On February 5, 1997, the stockholders approved "spinning-off" the subsidiary, ASI, effective February 12, 1997. AHC acquired all of the assets, except patents, and all of the liabilities of ASI by returning 1,105,080 shares of ASI common stock to ASI. The Company also gave 1,753,400 shares of ASI stock to acquire a master marketing agreement and 426,548 shares for a master license to use the patents. An additional 2,000,000 shares of AHC stock was used to acquire the license and marketing agreements. Under the terms of the license and marketing agreements, AHC will also pay an 8% royalty for the right to manufacture and market the computer controlled shock absorber system and a computer controlled air suspension system developed by ASI.

        On October 9, 1999, the Company amended the articles of incorporation to increase the authorized number of shares of common stock and preferred stock to 100,000,000 and 50,000,000, respectively, while maintaining their $0.001 par value.

NOTE 2 -  SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES

        Accounting Method

        The Company uses the accrual method of accounting and has adopted a December 31 year end.

        Basic Income (Loss) Per Share

        The computations of basic loss per share of common stock are based on the weighted average number of common shares outstanding during the period of the financial statements as follows:

                                        For the Years Ended
                                            December 31,
                                        1999            1998
                                      --------       ---------

        Basic loss per share from
        continuing operations

        Loss (numerator)            $ (4,678,284)   $(11,311,715)
        Shares (denominator)           28,612,400      19,961,889
        Per share amount            $      (0.16)   $      (0.57)

                AIMRITE HOLDINGS CORPORATION
                (A Development Stage Company)
              Notes to the Financial Statements
                      December 31, 1999

NOTE 2 -  SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES
(Continued)

        Basic Income (Loss) Per Share (Continued)

                                          For the Years Ended
                                             December 31,
                                         1999            1998
                                       --------       ---------
        Basic income per share from
        extraordinary item:
        Income (loss) (numerator)    $          -   $      128,907
        Shares (denominator)           28,612,400       19,961,889
        Per share amount             $          -   $         0.01

        Basic income (loss) per share:

        Income (loss) (numerator)    $(4,678,284)   $ (11,182,808)
        Shares (denominator)           28,612,400       19,961,889
        Per share amount             $     (0.16)   $       (0.56)

        Common  stock  equivalents, consisting  of  warrants
        and   options,  have  not  been  included   in   the
        calculation  for the years ended December  31,  1999
        as their effect is antidilutive.

        Income Taxes

        As of December 31, 1999, the Company had a net operating loss carry forward for federal income tax purposes of approximately $16,000,000 that may be used in the future years to offset taxable income through 2019. The tax benefit of the cumulative carryforwards has been offset by a valuation allowance of the same amount.

        Cash and Cash Equivalents

        For purposes of financial statement presentation, the Company considers all highly liquid investments with a maturity of three months or less, from the date of purchase to be cash equivalents.

        Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Valuation Allowance

        The Company evaluates the recoverability of the marketing agreement and other intangible assets such as technology and drawings, and reviews the amortization period on an annual basis. Several factors are used to evaluate their assets, including but not limited to: management's plans for future operations, recent operating results and projected, undiscounted cash flows. The Company has established a valuation allowance of $6,034,433 which will be evaluated whenever events or circumstances indicate a possible impairment.

                AIMRITE HOLDINGS CORPORATION
                (A Development Stage Company)
              Notes to the Financial Statements
                      December 31, 1999

NOTE 2 -  SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES
(Continued)

        Advertising

        The Company follows the policy of charging the costs of advertising to expense as incurred.

        Prior Period Reclassification

        Certain 1998 balances have been reclassified to conform to the presentation of the 1999 financial statements.

        Property and Equipment

        Property and equipment are stated at cost. Expenditures for small tools, ordinary maintenance and repairs are charged to operations as incurred. Major additions and improvements are capitalized. Depreciation is computed using the straight-line and double declining balance method over estimated useful lives as follows:

        Leasehold improvements           10 years      Straight-line
        Furniture and office equipment   5-10 years    Double declining balance

        Depreciation  expense for the years  ended  December
        31,   1999   and   1998   was   $6,243   and   $-0-,
        respectively.

        Revenue Recognition

        The  Company  currently has no source  of  revenues.
        Revenue recognition policies will be determined when principal operations begin.

        Research and Development

        The Company follows the policy of charging research and development costs to expense as incurred.

        Change in Accounting Principle

        In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires companies to record derivatives as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The adoption of this statement had no material impact on the Company's financial statements.

        Concentration of Risk

        The  Company  maintains its  cash  in  bank  deposit
        accounts    at   high   credit   quality   financial
        institutions. The balances, at times, may exceed federally insured limits.

                AIMRITE HOLDINGS CORPORATION
                (A Development Stage Company)
              Notes to the Financial Statements
                      December 31, 1999

NOTE 3 -  WARRANTS AND OPTIONS

        There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

NOTE 4 -  GOING CONCERN

        The Company has had no operations since the beginning of the development stage. The Company has not established revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company is currently seeking to obtain funds to begin manufacturing. The Company is in negotiations with various automobile manufacturers to license their computerized controlled automotive suspension systems.

NOTE 5 -  NOTE PAYABLE

        On December 31, 1999, the Company had a note payable due to its patent attorney of $14,985. This note is unsecured and bears interest at the rate of 8% per annum. This amount, along with the accrued interest of $355, is delinquent.

NOTE 6 -  NOTE PAYABLE - RELATED PARTY

        From time to time the Company borrows funds from its Director and President. At December 31, 1999, the Company had a note payable due to this related party of $209,869. This note is unsecured and due upon demand. Interest has been accrued on the note at 8% per annum.

NOTE 7 -  PREFERRED STOCK

        The shareholders of the Company have authorized 50,000,000 shares of preferred stock with a par value of $0.001, consisting of 1,000,000 shares of Series A, 2,000,000 shares of Series B, and 47,000,000 shares of Series C. The terms of the Series A and Series B preferred stock are described below. The terms of the Series C preferred stock will be set by the Board at a future time.

        Series A

        At December 31, 1999, there are -0- shares of Series A preferred stock issued and outstanding. Each share of the preferred stock is voting stock and is entitled to 100 votes for each share held. These shares are not convertible to shares of common stock. No sale of assets, dissolution, merger, acquisition or amendment of the articles of incorporation shall occur without the approval of a majority of the holders of preferred Series A stock.

                AIMRITE HOLDINGS CORPORATION
                (A Development Stage Company)
              Notes to the Financial Statements
                      December 31, 1999

NOTE 7 -  PREFERRED STOCK (Continued)

        Series B

        At December 31, 1999, there are 444,576 shares of Series B preferred stock issued and outstanding. Holders of Series B preferred shares will not transfer, sell, pledge, encumber or give away any of the shares transferred to them for one year following their acquisition. The Series B preferred shares shall be convertible to shares of common stock after one year at the rate of one share of common stock for one share of Series B preferred shares. After one year, holders of Series B preferred shares (or shares of common stock which are held pursuant to the conversion rights) shall offer the Company the right to purchase the shares at a price which is one half of the average of the bid and ask price over the 10 days prior to the sale to the Company and the Company shall purchase at that price. If the holder of Series B preferred shares receives a higher offer, the Company shall have the right of first refusal to purchase all of the shares that the holder would transfer at the offered price. The holder of Series B preferred shares shall obtain the reasonable business advice of the Company before encumbering, selling, pledging or giving away any of the shares.

NOTE 8 -  COMMITMENTS AND CONTINGENCIES

        On June 20, 1999, the Company entered into a lease agreement for the premises in which they will operate. The agreeement specifies a term of 10 years, commencing on June 21, 1999 and continuing until May 31, 2009, with a monthly pay of $6,547. Minimum lease commitments for the years ended December 31, 2999 through December 31, 2005 are $78,564 per year.

NOTE 9 -  SUBSEQUENT EVENTS

        On  February  24, 2000, the Company  authorized  the
        issuance  of 60,000 shares of common stock at  $1.39
        per share in exchange for services rendered during 2000.

        On February 24, 2000, the Company authorized the issuance of 2,175,000 shares of common stock at $1.39 per share for the conversion of $3,023,250 of accounts payable.

        On  March  31,  2000,  the  Company  authorized  the
        issuance of 535,000 shares of common stock at  $1.33
        per share in exchange for services rendered during 2000.

        On March 31, 1999, the Company issued 15,000 shares of common stock $1.33 per share for the conversion
        $19,950 of accounts payable.

        On May 22, 2000, the Company issued 9,995 shares of common stock at $2.00 per share for the conversion of $19,389 of accounts payable.

EXHIBITS

     3.1A The exhibit consisting of the Company's Articles of Incorporation is attached to the Company's Amended
     Form 10-SB, filed on March 24, 2000. This exhibit is incorporated by reference to that Form.

     3.1B The exhibit consisting of the Company Amended Articles of Incorporation changing the name to AimRite Holdings Corp. is attached to the Company's Amended Form 10-SB, filed on March 24, 2000. This exhibit is incorporated by reference to that Form.

     3.1C The Amended Articles of Incorporation increasing the capitalization.

     3.2  The exhibit consisting of the Company's By-Laws is
     attached to the Company's Amended Form 10-SB, filed  on
     March  24,  2000.  This  exhibit  is  incorporated   by
     reference to that Form.

     10.1 International Licensing and Consulting Agreement is
     attached to the Company's Amended Form 10-SB, filed  on
     March  24,  2000.  This  exhibit  is  incorporated   by
     reference to that Form.

     10.2 COAST Development Quotation is attached to the Company's Amended Form 10-SB, filed on March 24, 2000.
     This  exhibit is  incorporated by reference to that Form.

     10.3 Amendment to Consulting Agreement is attached to the Company's Amended Form 10-SB, filed on March 24, 2000.
     This  exhibit is incorporated by  reference to that Form.
     10.4 Sub-Lease Agreement


                         SIGNATURES

In  accordance  with Section 13 or 15(d) of  the  Securities
Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                           AimRite Holdings Corp.



                           By:/s/ Richard Stanczyk
                              Richard Stanczyk, Treasurer



                           Date:February 13, 2001