Form 10QSB
period 2000-06-30
AIMRITE HOLDINGS CORP
filed 2001-04-20
CIK 1087789

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                    Washington, DC 20549

                         FORM 10-QSB
 QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE
               1934 ACT REPORTING REQUIREMENTS

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000
Commission File No. 000-26237


                    AIMRITE HOLDINGS CORP
   (Exact name of registrant as specified in its charter)







Nevada                                            68-0386443
(State of organization) (I.R.S. Employer Identification No.)

525 Stevens Ave. West, Solana Beach, CA 92075
(Address of principal executive offices)

Registrant's telephone number, including area code (858) 259-
7400

Check whether the issuer (1) filed all reports required to be file by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. No X

There are 31,774,600 shares of common stock outstanding as of June 30, 2000.



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

		      Current Developments

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

At the end of the quarter there were 31,774,600 shares of common stock outstanding.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No such matters were submitted during the most recent quarter.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

FINANCIAL STATEMENTS

Unaudited financial statements as of June 30, 2000 and 1999, and for the six-month and three-month periods then ended.

                      Aimrite Holdings Corp
                  (A Development Stage Company)
                          BALANCE SHEET

                                        June 30,       December 31,
                                        2000           1999
                                        (Unaudited)
                ASSETS
CURRENT ASSETS:
Cash                                        $   9,229       $ 188,839
                                         ------------    ------------
TOTAL CURRENT ASSETS                            9,229      $  188,839
                                         ------------    ------------
PROPERTY AND EQUIPMENT (Note 2)
Leasehold improvements                         39,724          39,724
Equipment                                      36,361           4,400
Furniture and office equipment                 48,255
Less: accumulated depreciation               (13,361)         (6,243)
                                         ------------    ------------
TOTAL PROPERTY AND EQUIPMENT                  110,979          75,836
                                         ------------    ------------
OTHER ASSETS
Deposits                                        6,547           6,547
                                         ------------    ------------
Total Other Assets                              6,547           6,547
                                         ------------    ------------
TOTAL ASSETS                                $ 126,755      $  271,222

           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES;
Accounts payable                            $ 107,586      $3,170,175
Note payable (Note 5)                               -          14,985
Accrued liabilities                            26,032           6,085
Note paybalbe - related party (Note 6)        641,449         209,869
                                         ------------    ------------
TOTAL CURRENT LIABILITIES                     775,067       3,401,114
                                         ------------    ------------
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value,
authorized 50,000,000 shares;232,936
and 444,576 sharesissued and
outstanding, respectively (note 7)                444             444
Common stock, $0.001 par value,
authorized 100,000,000 shares;
31,774,600 and 28,957,655 shares
issued and outstanding respectively            31,775          28,958
Additional paid-in Capital                 17,529,377      13,644,195
Accumulated Deficit                          (49,484)        (49,484)
Deficit accumulated during the
development stage                        (18,160,424)    (16,754,005)
                                         ------------    ------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)        (648,312)     (3,129,892)
                                         ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)                            $ 126,755        $271,222
                                         ============    ============

                             Aimrite Holdings Corp.
                          (A Development Stage Company)
                             STATEMENTS OF OPERATION
                                   (Unaudited)

                                                                                     From the
                                                                                     beginning
                                                                                     of the
                                                                                     development
                                        For the                    For the           stage on January 1,
                                   Six Months Ended          Three Months Ended      1997 through
                                       June 30,                   June 30,           June 30,
                                  2000           1999         2000         1999      2000

REVENUE:

EXPENSES:
  General and administrative     1,064,344        302,854      135,618      302,805      9,798,755
  Research and development         315,275              -       93,619            -      1,119,505
  Depreciation expense               7,118              -        3,559            -         13,361
                               -----------   ------------  -----------   ----------  -------------
    Total Expenses               1,388,737        302,854      232,796      302,805     10,931,621
                               -----------   ------------  -----------   ----------  -------------
LOSS BEFORE OTHER INCOME
(EXPENSES)                     (1,386,737)      (302,854)    (232,796)     (302,805   (10,931,621)
                               -----------   ------------  -----------   ----------  -------------
OTHER INCOME (EXPENSES)
  Interest income                      666              -           26            -         14,141
  Interest expense                (20,348)              -     (12,745)        1,064    (1,169,543)
  Loss on valuation of assets            -              -            -            -    (6,202,308)
                               -----------   ------------  -----------   ----------  -------------
    Total Other Income            (19,682)              -     (12,719)        1,064    (7,357,710)
(Expense)
                               -----------   ------------  -----------   ----------  -------------
LOSS BEFORE EXTRAORDINARY
INCOME                         (1,405,419)      (302,854)    (245,515)    (301,741)   (18,289,331)

EXTRAORDINARY INCOME
  Gain on debt release                   -              -            -            -        128,907
                               -----------   ------------  -----------   ----------  -------------
    Total Extraordinary                  -              -            -            -        128,907
Income
                               -----------   ------------  -----------   ----------  -------------
NET LOSS                        $(406,419)    $ (302,854)  $ (245,515)  $ (301,741)  $(18,160,424)
                               ===========   ============  ===========   ==========  =============
BASIC (LOSS) PER SHARE           $  (0.05)      $  (0.01)    $  (0.01)    $  (0.01)
                               ===========   ============  ===========   ==========
WEIGHTED AVERAGE SHARES
OUTSTANDING                     30,809,291     28,261,472   31,768,889   28,957,605
                               ===========   ============  ===========   ==========

                             Aimrite Holdings Corp.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                      Preferred Stock               Common Stock
                                    Shares     Amount           Shares      Amount

Balance,                                   -        $     -       8,926,001     $  8,926
December 31, 1996

Common stock issued for cash at            -              -         442,319          443
$0.07 per share

Stock issued for Licensing                 -              -       2,000,000        2,000
Agreement at $0.63 per shares

Cancellation of investment                 -              -               -
in subsidiary

Common stock issued for                    -              -       1,054,275        1,054
consulting fees at $0.10
per share

Net loss for the year ended                -              -               -            -
December 31, 1997
                                ------------      ---------   -------------   ----------

Balance, December 31, 1997                 -              -      12,422,595       12,423

Common stock issued for cash at            -              -       2,500,000        2,500
$0.10 per share

Common stock issued for                    -              -       6,035,010        6,035
services
at $0.63 per share

Common stock issued for debt               -              -       6,000,000        6,000
conversion and interest
expense at $0.25 per share

Net loss for the year ended                -              -               -            -
December 31, 1998
                                ------------      ---------   -------------   ----------

Balance, December 31, 1998                 -              -      26,957,605       26,958

Common stock issued for cash at            -              -       2,000,000        2,000
$0.25 per share

Preferred stock issued for cash      444,576            444               -            -
from $1.89 to $2.00 per share

Payment received on stock                  -              -               -            -
subscription receivable

Net loss for the year ended                -              -               -            -
December 31, 1999
                                ------------      ---------   -------------   ----------

Balance, December 31, 1999           444,576            444      28,957,605       28,958

Common stock issued for debt               -              -       2,175,000        2,175
conversion at $1.39 per share
(unaudited)

Common stock issued for debt               -              -          15,000           15
conversion at $1.33 per share
(unaudited)

Common stock issued for                    -              -          80,000           80
services
 at $1.39 per share
(unaudited)

Common stock issued for                    -              -         537,000          537
services
at $1.33 per share
(unaudited)

Common stock issued for debt               -              -           9,995           10
conversion at $1.94 per share
(unaudited)

Net loss for the six months                -              -               -            -
ended June 30, 2000
(unaudited)
                                ------------      ---------   -------------   ----------

Balance June 30, 2000                444,576       $    444      31,774,600     $ 31,775
(unaudited)
                                ============      =========   =============   ==========

                     Aimrite Holdings Corp.
                  (A Development Stage Company)
      STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) continued

                                  Additional
                                    Paid-in          Stock       Accumulated
                                    Capital      Subscription      Deficit

Balance,                              $692,551          $     -   $  (49,484)
December 31, 1996

Common stock issued for cash at         30,557                -             -
$0.07 per share

Stock issued for Licensing           1,252,643                -             -
Agreement at $0.63 per shares

Cancellation of investment           4,633,918                -             -
in subsidiary

Common stock issued for                104,373                -             -
consulting fees at $0.10
per share

Net loss for the year ended                  -                -     (892,913)
December 31, 1997
                                 -------------     ------------  ------------

Balance, December 31, 1997           6,714,042                -     (942,397)

Common stock issued for cash at        247,500        (250,000)             -
$0.10 per share

Common stock issued for              3,820,125                -             -
services
at $0.63 per share

Common stock issued for debt         1,499,100                -             -
conversion and interest
expense at $0.25 per share

Net loss for the year ended                  -                -  (11,182,808)
December 31, 1998
                                 -------------     ------------  ------------

Balance, December 31, 1998          12,280,767        (250,000)  (12,125,205)

Common stock issued for cash at        498,000                -             -
$0.25 per share

Preferred stock issued for cash        865,428                -             -
from $1.89 to $2.00 per share

Payment received on stock                    -          250,000             -
subscription receivable

Net loss for the year ended                  -                -   (4,678,284)
December 31, 1999
                                 -------------     ------------  ------------

Balance, December 31, 1999          13,644,195                -  (16,803,489)

Common stock issued for debt         3,021,075                -             -
conversion at $1.39 per share
(unaudited)

Common stock issued for debt            19,935                -             -
conversion at $1.33 per share
(unaudited)

Common stock issued for                111,120                -             -
services
 at $1.39 per share
(unaudited)

Common stock issued for                713,673                -             -
services
at $1.33 per share
(unaudited)

Common stock issued for debt            19,379                -             -
conversion at $1.94 per share
(unaudited)

Net loss for the six months                  -                -   (1,406,419)
ended June 30, 2000
(unaudited)
                                 -------------     ------------  ------------
                                   $17,529,377
Balance, June 30, 2000                                 $     -  $(18,209,908)
                                 =============     ============  ============



                          Aimrite Holdings Corporation
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS

                                                                                     From the
                                                                                     beginning
                                                                                     of the
                                                                                     development
                                        For the                    For the           stage on January 1,
                                   Six Months Ended          Three Months Ended      1997 through
                                       June 30,                   June 30,           June 30,
                                  2000           1999         2000         1999      2000

CASH FLOWS FROM OPERATING
ACTIVITIES
 Net loss                     $(1,406,419)    $ (302,854)   $(245,515)   $(301,741)  $(18,160,424)
 Adjustments to reconcile net
loss   to cash provided by
operating
  activities:
   Stock issued for services       825,410              -            -            -      5,872,897
and      interest expense
   Debt forgiveness-                     -              -            -            -      (128,907)
   Write-off of subsidiary               -              -            -            -        651,980
    receivable
   Depreciation                      7,118              -        3,559            -         13,361
 Changes in operating assets
  and liabilities:
   Loss on valuation of                  -       (90,000)            -     (90,000)      6,202,308
assets
   Increase (decrease in            19,947        460,000       12,345      433.936      2,992,538
    accounts payable and
    accrued liabilities
   Increase in deposits                  -              -            -            -        (6,547)
                               -----------   ------------   ----------  -----------  -------------
     Cash Provide (Used) by      (553,944)         67,146    (229,611)       42,195    (2,563,594)
      Operating Activities
                               -----------   ------------   ----------  -----------  -------------
CASH FLOWS FROM INVESTING
ACTIVITIES
 Expenditures for property        (42,261)              -     (36,268)            -      (124,340)
and
  equipment
                               -----------   ------------   ----------  -----------  -------------
     Cash Provide (Used) by       (42,261)              -     (36,268)            -      (124,340)
      Investing Activities
                               -----------   ------------   ----------  -----------  -------------
CASH FLOWS FROM FINANCING
ACTIVITIES
 Payment on notes payable         (14,985)       (32,524)     (14,985)     (32,524)       (54,214)
 Proceeds - notes payable                -              -            -            -        471,043
 Proceeds - notes pabyable -       431,580              -      267,055            -        641,449
  related party
 Proceeds - issuance of                  -        750,000            -      750,000        773,000
common
  stock
 Proceeds - issuance of                  -         76,000            -       76,000        865,872
preferred
  stock
                               -----------   ------------   ----------  -----------  -------------
     Cash Provided (Used) by       416,580              -      267,055            -        614,449
      Financing Activities
                               -----------   ------------   ----------  -----------  -------------
NET INCREASE (DECREASE) IN       (179,610)        860,622     (13,809)      835,671          9,216
CASH

CASH AT BEGINNING OF PERI0D        188,839             28       23,038       24,979             13
                               -----------   ------------   ----------  -----------  -------------

CASH AT END OF PERIOD             $  9,229       $860,650     $  9,229     $860,650       $  9,229

Cash paid during the year
for:

 Interest                          $     -        $     -      $     -      $     -        $     -
 Income taxes                      $     -        $     -      $     -      $     -        $     -

NON-CASH FINANCING
ACTIVITIES:

 Stock issued for services       $ 825,410        $     -      $   299      $     -     $5,872,097
and
  interest expense
 Stock issued for debt          $3,062,589        $     -      $     -      $     -   $(3,462,589)
  conversion
                               -----------   ------------   ----------  -----------  -------------


                  Aimrite Holdings Corporation
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
               June 30, 2000 and December 31, 1998

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

        Basic Income (Loss) Per Share

        The computations of basic loss per share of common stock are based on the weighted average number of common shares outstanding during the period of the financial statements as follows:

                                              For the
                                          Six Months Ended
                                              June 30,
                                        2000            1999
                                      --------       ---------


        Net (loss) (numerator)      $ (1,406,419)      $(302,854)
        Weighted average shares        30,809,291      28,261,472
        outstanding (denominator)
                                    -------------    ------------
        Basic loss per share          $    (0.05)     $    (0.01)
                                    =============    ============



                  AIMRITE HOLDINGS CORPORATION
                  (A Development Stage Company)
                Notes to the Financial Statements
               June 30, 2000 and December 31, 1999

NOTE 2 -  SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES
(Continued)

        Common stock equivalents, consisting of warrants and options, have not been included in the calculations as their effect is antifilutive.

        Provision for Taxes

        At June 30, 2000, the company has a net operating loss carryforward available to offset future taxable income of approximately $17,600,000, which will expire in 2020. If substantial changes in the Company's ownership should occur, there would also be an annual limitation of the amount of NOL carryforwards which could be utilized. No tax benefit had been reported in the financial statements, because the Company believes there is a 50% or greater change the carryforwards will expire unused. The tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

        The income tax benefit differs from the amount computed at federal statutory rates of approximately 38% as follows:



                                             For the Six Months Ended
                                                     June 30,
                                                2000          1999

        Income  tax  benefit at  statutory       $534,440     $ 115,085
        rate
        Change in valuation allowance           (534,440)     (115,085)
                                              -----------   -----------
                                                  $     -       $     -
                                              ===========   ===========

        Deferred tax assets (liabilities) are comprised of the following:



                                             For the Six Months Ended
                                                     June 30,
                                                2000          1999

        Income  tax  benefit at  statutory     $6,900,960    $4,703,860
        rate
        Change in valuation allowance         (6,900,960)   (4,703,860)
                                              -----------   -----------
                                                  $     -       $     -
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

                  AIMRITE HOLDINGS CORPORATION
                  (A Development Stage Company)
                Notes to the Financial Statements
               June 30, 2000 and December 31, 1999

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



        Leasehold improvements        10 years    Straight-line
        Furniture and office          5-10 years  Double declining balance
        equipment

        Depreciation expense for the six months ended June 30, 2000 and for the year ended December 31, 1999 was $7,118 amd $6,243, respectively.

        Revenue Recognition

        The Company currently has no source of revenues. Revenue recognition policies will be determined when principal operations begin.

        Research and Development

        The Company follows the policy of charging research and development costs to expense as incurred.

                  AIMRITE HOLDINGS CORPORATION
                  (A Development Stage Company)
                Notes to the Financial Statements
               June 30, 2000 and December 31, 1999

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

NOTE 5 -  NOTE PAYABLE

        June 30, 2000 and December 31, 1999, the Company had a note payable due to its patent attorney of $-0-and$14,985, respectively. This note is unsecured and bears interest at the rate of 8% per annum. This amount, along with the accrued interest of $-0- and $355, respectively, is delinquent.

                  AIMRITE HOLDINGS CORPORATION
                  (A Development Stage Company)
                Notes to the Financial Statements
               June 30, 2000 and December 31, 1999

NOTE 6 -  NOTE PAYABLE - RELATED PARTY

        From time to time the Company borrows funds from its Director and President. At June 30, 2000 and December
        31, 1999, the Company had a note payable due to this related party of $641,449 and $209,869, respectively. This note is unsecured and due upon demand. Interest has been accrued on the note at 8% per annum.

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

        Series A

        At June 30, 2000 and December 31, 1999, there are -0-and-0- shares of Series A preferred stock issued and outstanding, respectively. Each share of the preferred stock is voting stock and is entitled to 100 votes for each share held. These shares are not convertible to shares of common stock. No sale of assets, dissolution, merger, acquisition or amendment of the articles of incorporation shall occur without the approval of a majority of the holders of preferred Series A stock.

NOTE 7 -  PREFERRED STOCK (Continued)

        Series B

        At June 30, 2000 and December 31, 1999, there are 444,576 and 444,576 shares of Series B preferred stock issued and outstanding, respectively. Holders of Series B preferred shares will not transfer, sell, pledge, encumber or give away any of the shares transferred to them for one year following their acquisition. The Series B preferred shares shall be convertible to shares of common stock after one year at the rate of one share of common stock for one share of Series B preferred shares. After one year, holders of Series B preferred shares (or shares of common stock which are held pursuant to the conversion rights) shall offer the Company the right to purchase the shares at a price which is one half of the average of the bid and ask price over the 10 days prior to the sale to the Company and the Company shall purchase at that price. If the holder of Series B preferred shares receives a higher offer, the Company shall have the right of first refusal to purchase all of the shares that the holder would transfer at the offered price. The holder of Series B preferred shares shall obtain the reasonable business advice of the Company before encumbering, selling, pledging or giving away any of the shares.

                  AIMRITE HOLDINGS CORPORATION
                  (A Development Stage Company)
                Notes to the Financial Statements
               June 30, 2000 and December 31, 1999

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