Form 10KSB
period 2000-12-31
AIMRITE HOLDINGS CORP
filed 2001-11-23
CIK 1087789

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 2000
                          COMMISSION FILE NO. 000-26237


                             AIMRITE HOLDINGS CORP.
             (Exact name of registrant as specified in its charter)

Nevada                                      68-0386443
(State of organization)                     (I.R.S. Employer Identification No.)

                              525 Stevens Ave. West
                             Solana Beach, CA 92075
                    (Address of principal executive offices)

        Registrant's telephone number, including area code (858) 259-7400

Securities registered under Section 12(g) of the Exchange Act:
Common stock, $0.001 par value per share

Check whether the issuer (1) filed all reports required to be file by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ ]

Issuer's Revenue during the year ended December 31, 2000:$ 0

As of December 31, 2000, the registrant had 38,852,964 shares of its common stock, $0.001 par value, outstanding and 73,000 shares of its preferred stock, $0.001 par value issued and outstanding. Aggregate market value of the voting and non-voting common equity held by non-affiliates based on the price of $0.03 per share (the selling or average bid and asked price) as of December 31, 2000:
$1,243,295

                       AIMRITE HOLDINGS CORPORATION 10KSB
                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.............................................. 2

ITEM 2.  DESCRIPTION OF PROPERTY.............................................. 6

ITEM 3.  LEGAL PROCEEDINGS.................................................... 7

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................. 7


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS.................... 7

ITEM 6.  MANAGEMENT'S PLAN OF OPERATION....................................... 8

ITEM 7.  FINANCIAL STATEMENTS................................................F-1

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE.............................................10


                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS........10

ITEM 10. EXECUTIVE COMPENSATION...............................................10

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.......11

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................11

ITEM 13. EXHIBITS.............................................................12

SIGNATURES....................................................................12

                             PART I

ITEM 1.  DESCRIPTION OF BUSINESS

                          Form and year of organization


AimRite Holdings Corp. ("AHC" or the "Company"), a technology development and commercialization company, is a Nevada corporation formed as Q-Com Corp. on September 6, 1988. On April 10, 1995, the Company amended its Articles of Incorporation changing its name to Drink World, Inc. in conjunction with a proposed acquisition (see "Drink World" below). On July 21, 1995, the Company changed its name to AimRite Holdings Corporation (AHC) under new management and ownership (see "Formation of AHC"). The formation of AHC at that time was for the purpose of exploiting and manufacturing the COAST (Computer Optimized Adaptive Suspension Technology) system through a master license from a formerly-owned subsidiary, AimRite Systems International, Inc. ("ASI") (see below). During the period of 1988 to 1995, the Company's primary activity was looking for a merger partner. Its principal place of business is located at 525 Stevens Ave. West, Solana Beach, CA 92075.

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

Total common shares issued and outstanding as of November 19, 2001 is 82,664,066 of which 25,681,624 shares are restricted. Total Series A Preferred shares issued and outstanding as of November 19, 2001 is 73,000.

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

Formation of AimRite Holdings Corporation

The name change to AHC was originally for the purpose of exploiting and manufacturing the COAST (Computer Optimized Adaptive Suspension Technology) system through a master license from a formerly-owned subsidiary, AimRite Systems International, Inc. ("ASI") . During the period of 1988 to 1995, the Company's primary activity was looking for a merger partner. The shareholders of the Company elected Kenneth P. Coleman and Richard Stanczyk as additional members of the board of directors, effective July 27, 1995. The shareholders also approved of the removal of William J. Hickey as a Director and Officer of the Company on July 21, 1995.

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

Spin-off of ASI

In early 1997, the ASI Board of Directors determined that it had no further funds available for the development of the COAST technology. KenMar Company Trust and AimRite Holdings Corporation made an offer to ASI encompassing the sale of assets in exchange for the forgiveness of debt and the assumption of debt and liabilities. The assets acquired by AHC were divided into "technology assets" and "hard assets". AHC assumed trade accounts payable in the sum of $103,314.01, the account payable to the patent law firm of Christie Parker and Hale in the approximate amount of $53,213.00; and a portion of the debt to KenMar Company Trust in the amount of $142,655.00. AHC transferred to all then-existing ASI stockholders one share of AHC stock for each share of ASI stock they held. KenMar Company Trust transferred 26,584 shares of ASI back to ASI in return, forgave $100,000.00 of debt owed it by ASI and assumed responsibility for ASI's payments to Lonnie Woods and James Hamilton, the developers of the COAST system, under their consulting agreements. The purchase price was calculated based on the opinion of an outside certified public accountant as to the value of the assets transferred. The negotiations consisted of a presentation to the ASI Board of Directors. The agreements were approved by a disinterested majority of the board, that is no board member with any interest or holdings in AHC or KenMar Company Trust voted. The agreements were subject to being approved by the stockholders of ASI. At a special meeting of the stockholders of ASI in February 1997, the acquisition of the assets and assumption of liabilities was approved by a disinterested majority of the stockholders of ASI. Neither KenMar Company Trust nor any related person or entity received any AHC stock based on their ASI stock holdings.

KenMar Company Trust received patent numbers #4,722,548; #4,651,838; #4,677,263; #5,529,152. The technologies covered by these patents are discussed below. AHC did not have sufficient assets at the time to acquire the patents and at the same time, assume responsibility for patent completion and the consulting agreements with Mr. Woods and Mr. Hamilton. Under the terms of the licensing agreement, AHC has an international non-exclusive license with KenMar Company Trust to develop and market the COAST technology. KenMar Company Trust receives an 8% royalty on each system. The agreement contains a non-circumvention clause. Management believes that the lack of ownership of the patents will not have an impact on AHC because of the non-circumvention clause contained in the licensing agreement.

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

KENMAR Company Trust

KenMar Company Trust ("KenMar") is a private trust which invests in various companies. Up until October 1, 2001, it provided all management services including President, Secretary, Legal, Marketing and Development to AHC. There was no conflict between its consulting agreement with AHC and any other of its investments. The acquired patents and the licensing agreement are described above.

Through an International Licensing and Consulting Agreement (the "Agreement"), between KENMAR and AHC dated February 25, 1997, KENMAR obtained ownership to several patents from ASI. KENMAR appointed AHC as its non-exclusive master licensee for the manufacture, sales and distribution of products derived from the suspension technology for the entire world subject to its performance of the terms of the agreement. Under the terms of the Agreement, KENMAR has the right to engage in similar agreements with other master licensees for the same geographical area. For grant of the licensing rights, AHC transferred to KENMAR

1,700,000 shares of stock in ASI and 2,000,000 shares of stock in AHC. In further consideration for the grant of license, for each sale, KENMAR is entitled to receive 8% of the price charged by the Company. KENMAR assigns 2% of the total payment due to KENMAR to James Hamilton and Lonnie Woods, the two developers of the COAST system, who are also the consultants, respectively, of AHC.

                    Business of AimRite Holdings Corporation

AimRite Holdings Corporation (AHC) is an acquirer of proprietary technologies and actively seeks strategic partnering relationships in the commercialization of its proprietary products. AHC's mission is to continually bring new product ideas to market and continually seeks new technologies. The Company works closely with university research parks and technology development organizations to acquire technologies for commercialization. Currently, AHC, through a non-exclusive master license, holds the worldwide patent rights to a suspension system called Computer-Optimized Adaptive Suspension Technology (COAST) through the above-mentioned Agreement. This computer-controlled system can adjust and control up to nine dynamic suspension parameters on all wheels of any land surface vehicle over 400 times per second.

                                Principle Product

The COAST concept was born in 1985. All patents associated with the COAST were developed by James Hamilton and Lonnie Woods, who are now consultants to the Company. The theory of operation was presented at a major automotive conference in Michigan and later published in the November 1985 issue of IEEE Transactions on Industrial Electronics. By 1987, some simple hydraulic test devices had been developed and several patents had been issued that covered the fundamental principles of the system. It was not until recently that improvements in computer technology and miniaturization of electronic components have made the system commercially feasible.

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

The COAST system will be presented to transportation industry EOM after-market suppliers that have not seen an influx of new products, but whose products are generating profit. The after-market is that market that sells performance or appearance-enhancing products for vehicles after they have been purchased from the manufacturer. The automotive after-market looks for new products that have the ability to generate high profit margins. As a new product, the COAST suspension system will initially have a high sticker price due to low volumes, so the marketing strategy must be constructed carefully in the beginning.

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

The closest competitor in the after-market is a system developed by Hyrad Corporation and sold through Rancho Suspensions, a subsidiary of Tenneco. It consists of 4 manually adjustable shocks connected to a control box on the dashboard. There is no computer or intelligence of any kind. The driver must annually turn a knob to change the damping characteristics from soft to harsh. Officers of Hyrad have contacted us to explore the possible application of the COAST controller and algorithms to a new damper they are developing. However, the contact with Hyrad was terminated after it was determined that its system could not support the COAST technology.

Commercial production has not yet commenced while tests are proceeding. The Company is actively seeking strategic partnering relationships. If consummated prior to the completion of the tests, these relationships could eliminate the need to expend funds to create manufacturing facilities. Discussions concerning these relationships have taken place but remain in the preliminary stages. The Company is precluded from disclosing the names of the companies involved due to confidentiality agreements.

The COAST system has been developed for installation on demonstration vehicles. Further testing is anticipated.

No government approval or compliance with environmental law is known by the Company to be necessary at this time.

Approximately fifty percent of Management's time was spent on research and development in the last two fiscal years. The cost of such activities is not borne directly by customers unless there is a specialized application of COAST requested. There are no such specialized applications under contract at this time.

                                     Patents

The COAST system is covered by intellectual property rights which include patents, trademarks, tradenames and patent improvements that provide for 17-20 years of protection of the technology. AHC, through its non-exclusive master license, will control the U.S. and Foreign issued patents. Through the terms of the Agreement, the Company will pay to KENMAR a minimal royalty consisting of 8% of the price charged by the Company. No royalty payments have been made to date.


                               Present Operations

The Company's day to day operations now and during the past year have consisted of the refinement of the COAST technology, presentations to potential customers, consolidation of the facilities, manufacture of systems for installations on test vehicles and raising of capital.

                                 Subcontractors

The Company has entered into an agreement by which Logic Innovations will manufacture the computer components for the COAST technology. Under the terms of this agreement, Logic Innovations, Inc. will specify, design, fabricate, test and document the COAST product. The Company has also entered into an agreement with King Technologies for the manufacturing of the valve components.

As of November 19, 2001, the Company had paid approximately $943,000 to Logic Innovation, Inc. and approximately $91,000 to King Technologies, Inc. for manufacturing on the Company's prototypes and test systems.

                              Current Developments

Effective October 1, 2001, an interim management team was put into place at the Company. Until ratification at the Special Shareholders' Meeting on January 11, 2002, the Company will be lead on an interim basis by Mr. Terry Spiger as Chief Operating Officer with Mr. Richard Stanczyk as President of the Board and Chief Executive Officer. Additional interim officers will be appointed on an as-needed basis. Management is in negotiations to acquire all intellectual property rights to the COAST system including patents, trademarks, tradenames, and patent improvements.

                                Subsequent Events

Subsequent to December 31, 2000, the Company issued five convertible debentures for $100,000 each as part of note purchase agreements. All five convertible debentures were due on October 1, 2001 if not converted and accrue interest at 8% per annum from the date of issuance. The holders of the debentures retained the option to convert the note for all or any lesser portion of the principal amount into common stock of the Company at a conversion price equal to the lesser of 75% of the lowest of the closing bid prices for the common stock for the 5 trading days immediately prior to the conversion date, 75% of the lowest of the "last trade" prices for the common stock for the 5 trading days immediately prior to the conversion date, or 100% of the lowest closing bid price for the common stock for the 5 trading days prior to the date of the note. All five convertible debentures were converted as of June 30, 2001. During January 2001, the Company issued 2,800,000 of common stock for proceeds of $56,000. During February 2001, the Company issued 4,485,715 of common stock for proceeds of $104,000. During March 2001, the Company issued 9,837,238 of common stock for proceeds of $240,000. During April 2001, the Company issued 3,222,223 of common stock for proceeds of $72,500. During May 2001, the Company issued 1,092,593 of common stock for proceeds of $27,500.

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


ITEM 2.  DESCRIPTION OF PROPERTY

The corporate and administrative offices are located at 525 Stevens Ave. West, Solana Beach, CA 92075. The Company has entered into a lease agreement with Shurgard which provides the Company with a two story building of approximately 7,128 square feet for corporate offices, research and development, testing and installation of the COAST systems on a one half acre site. The ten-year lease incorporates 20,000 square feet of land for future expansion. The base rent is $10.80 per square foot (on an annual basis) on the building for 10 years with two ten-year renewal options. The lease also contains an option to terminate the lease if the business is purchased with 6 months notice and the payment of 9 months rent as a termination fee. The base monthly of $3,375.00 will increase according to the consumer price index on a yearly basis. The lease commenced in July 1999. The Company obtained free rent for the first six months.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No such matters were submitted during the most recent quarter, however, a Special Shareholder Meeting has been set for January 11, 2002 for holders of record as of November 21, 2001.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS

The Company's common stock was previously listed on the OTC-BB and is now quoted on the Pink Sheets under the symbol AIMH. The stock was removed from the OTC-BB pending clearance by the SEC of their Registration Statement on Form 10-SB in compliance with NASD regulations. The Company intends to apply to be quoted on the OTC-BB upon such clearance.

There are 266 record owners of the Company's common stock. The Company has never paid a cash dividend and has no present intention of doing so in the foreseeable future.

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

                                Plan of Operation

Management believes it has the ability to obtain the necessary funding to implement its amended business plan for the next 12 months. The business plan calls for the Company to present the COAST technology to the motorhome industry, for presentation to metropolitan bussing authorities as an aftermarket assembly and additional demonstration and testing to the heavy equipment industry.

The amended business plan includes the change in focus brought by the interim management team from a manufacturing driven focus to a partnering and licensing focus to allow AHC the ability to benefit from existing manufacturing facilities while focusing on research and development. It is management's belief that it proprietary technology, such as the COAST system, can be licensed or re-licensed to allow for manufacture and segmentation of end markets.

There are no plans to purchase or sell any significant plant or equipment. There has not been any significant change in the number of employees. There are no plans for the Company to liquidate or become a "shell company".

                                Cash Requirements

The Company has expended approximately $7,000,000 on the COAST technology throughout its development. This amount is the total number of hard dollars that has been invested by individuals on the development.

The Company can satisfy its cash requirements for the next 12 months. It plans to raise additional funds, if necessary, though the exact method has not been disclosed at this time.

                                    Employees

The current staffing is very lean, being composed of a small number of officers and directors working with a variety of key consultants, subcontracting facilities and machine shops. Management devotes approximately fifty percent of their time to the Company. At present, there are no employees. As the COAST technology moves closer to production under a licensing agreement and other technologies are developed, full time personnel and staff will be acquired as needed.

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

The Company is subject to all governmental regulations relating to the normal operation of a business but not specifically relating to the sale of transportation technologies.

LIMITED OPERATING EXPERIENCE. The Company has not generated any revenues since its inception and has a limited operating history. There can be no assurances that the Company will operate at a profit. There can be no assurances that the growth strategies identified by management will be successful, or, if they are successful, that they will have a positive effect on the earnings of the Company.

ITEM 7.  FINANCIAL STATEMENTS

The Company's December 31, 2000 financial statements are included as Exhibit
99.1 under Item 13.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Registrant has not changed accountants since its formation, and Management has had no disagreements with the findings of its accountants.


                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS

The current members of the Board of Directors of the Company serve until the Special Shareholders meeting on January 11, 2001. The officers serve at the pleasure of the Board of Directors. Management currently operates without an employment agreement pending approval at the upcoming shareholder meeting. Additional management personnel will be appointed as needed. Information as to the directors and interim officers of the Company is as follows:

Name                        Age     Position
----                        ---     --------
Richard Stanczyk            59      Chief Executive Officer/Director

Terry Spiger                59      Chief Operating Officer

Richard Stanczyk, Chief Executive Officer - has been a director and officer of the Company since 1993. He has had no other employment during that time. From 1990 to 1993, Mr. Stanczyk was the Chief Financial Officer for M.V.F. Marine, National City, California. Mr. Stanczyk received his bachelors of science in accounting from Detroit College.

Terry Spiger, Chief Operating Officer - joined AimRite on October 1, 2001. Mr. Spiger is a founding partner and principal of PMC Partners, Inc, that assists emerging companies and promotes their growth through the facilitating of financing. Mr. Spiger holds an accounting degree from San Diego State University.

There are no family relationships among the officers and directors.


ITEM 10.  EXECUTIVE COMPENSATION

The Officers of the Company presently work on a consulting basis. During 2000, the Company paid $18,000 to Mr. Stanczyk.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth each person known to the Company, as of Monday, November 19, 2000, to be a beneficial owner of five percent (5%) or more of the Company's common and preferred stock, by the Company's directors individually, and by all of the Company's directors and executive officers as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

Title of   Name/Address                 Shares        Percentage
Class      of Owner                   Beneficially    Ownership
                                        Owned
Common     Mary Kay Koldeway             4,750,000     5.75%
           404 North Granados Ave.
           Solana Beach, CA 92075
Common     Stanczyk Investment Co.:         50,000     0.14%
           1297 Orchard Glen Circle
           Encinitas, CA 92024
Common     Richard Stanczyk                425,000     0.51%
           1297 Orchard Glen Circle
           Encinitas, CA 92024
Common     Rick Stanczyk                   850,000     1.03%
           1297 Orchard Glen Circle
           Encinitas, CA 92024
Common     Total Ownership over 5% and   6,075,000     7.43%
           Directors and Officers (1
           Individual)

Beneficial Ownership of Preferred Stock:
Preferred   Independent Marketing           38,000    52.05%
(Series B)  Associates Ltd
            Mr. Lewis Rowe
            P.O. Box 1561 GT
            Zephyr House
            Mary Street
            Grand Cayman Islands
            British West Indies
Preferred   Dawn Coslett/Terry Demuth       10,000    13.70%
(Series B)
Preferred   Richard & Lynn Escajeda         25,000    34.25%
(Series B)

Added Note: The Series B preferred stock has no voting rights. No preferred stock, other than Series B, has been issued.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There are no promoters of the Company.

KENMAR currently holds the patents to which the Company is a licensee.

The Company has no policy prohibiting it from entering into transactions with affiliates.

ITEM 13. EXHIBITS.

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

     3.1C The exhibit consisting of the Company's Amended Articles of Incorporation increasing the capitalization. This exhibit is incorporated by reference to that Form.

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

     99.1 Aimrite Holdings Corporation Financial Statements as of
December 31, 2000.


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           AimRite Holdings Corporation


                           By: /s/ Richard Stanczyk
                               -------------------------------------------------
                               Richard Stanczyk, Interim Chief Executive Officer



                           AimRite Holdings Corp.


                           By: /s/ Terry L. Spiger
                               -------------------------------------------------
                               Terry L. Spiger, Interim Chief Operating Officer


Date:  November 19, 2001