Form 10QSB
period 2001-03-31
AIMRITE HOLDINGS CORP
filed 2001-12-11
CIK 1087789

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

                  For the quarterly period ended March 31, 2001
                          COMMISSION FILE NO. 000-26237

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

Check whether the issuer (1) filed all reports required to be file by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No[X]

There are 56,021,411 shares of common stock outstanding as of March 31, 2001.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The financial statements and supplemental data required by this Item follow the index of financial statements appearing at Item 6 of this Form 10Q-SB.

ITEM 2. MANAGEMENT'S PLAN OF OPERATION

NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS

This report includes projections of future results and forward-looking statements as that term is defined in Section 27A of the Securities Act of 1933 as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 as amended (the "Exchange Act"). All statements that are included in this Registration Statement, other than statements of historical fact, are forward-looking statements. Although management believes that the expectations reflected in these forward-looking statements are reasonable, such expectations are forward looking statements and are subject to substantial risks and uncertainties; and management can offer no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the forward-looking statements in this report include, without limitation, the Company's lack of revenue and an identified source of capital, the absence of an established market for products incorporating the Company's technology and the lack of manufacturing arrangements.

                                PLAN OF OPERATION

AimRite Holdings Corporation (AHC), a development stage enterprise, is an acquirer of proprietary technologies and actively seeks strategic partnering relationships in the commercialization of its proprietary products. AHC's mission is to continually bring new product ideas to market and to constantly seek new technologies. The Company works closely with university research parks and technology development organizations to acquire technologies for commercialization. Currently, AHC, through a non-exclusive master license, holds the worldwide patent rights to a suspension system called Computer-Optimized Adaptive Suspension Technology ("COAST"). This computer-controlled system can adjust and control up to nine dynamic suspension parameters on all wheels of any land surface vehicle over 400 times per second. The Company has not derived any sales or licensing revenues from products incorporating its technology, has limited capital resources and has been de-listed from established trading markets as a consequence of its failure to comply with SEC reporting requirements.

The Company experienced a net loss of ($420,240) for the three months ended March 31, 2001 as compared to a net loss of ($1,160,904) for the three months ended March 31, 2000. The significant decrease in net loss as compared to the prior year quarter is attributable to the decrease in research and development as the COAST system had been developed to the stage where it was ready to present to potential customers and to the decrease in general and administrative expenses due to limited working capital.

Prior to the commercialization of the COAST technology, the Company will need to, among other things, develop pre-production systems, perform further testing and design review and execute licensing agreements for the manufacture of production systems for its customers.

The Company has entered into an Application Development Agreement with a chassis manufacturer for the design and development of the COAST system. Upon execution of the agreement, the Company received a $10,000 service fee and is entitled to another $50,000 upon approval of the prototype system. Management believes, as a result of the positive reception and demonstration of the prototype system at the recently completed Recreational Vehicle Industry Association ("RVIA") show in Louisville, Kentucky, that it has satisfied the requirements for payment of the remaining service fees.

                     LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001, the Company had cash of $79,665, a negative working capital of ($752,257) and stockholders deficit of ($655,651). Since the beginning of the development stage the Company has experienced continuing negative cash flow from operations. The Company has financed its operations through equity funding and related party notes payable.

The Company expects to continue to incur losses until such time, if ever, as it obtains market acceptance for products incorporating its technology, executes licensing agreements and resulting sales volumes provide adequate license fee revenues to cover operating costs and generate positive cash flow. The Company's working capital requirements will depend upon numerous factors, including the level of resources utilized by the Company towards the development of additional technologies and the establishment of marketing capabilities.

The Company's interim management team has developed a financial plan to address its working capital requirements. On October 3, 2001, the Company entered into a Loan and Security Agreement with a stockholder whereby the Company became entitled to borrow up to $300,000, in $100,000 increments, bearing interest at 9.75%. The loan calls for quarterly interest payments with all principal and interest due on October 1, 2002. Each $100,000 increment is convertible into 2.5% of the shares of the Company's common stock at the time of conversion, at the lender's option, and entitles the lender to 3% of the Company's gross revenues attributable to any contract executed by the Company through December 31, 2007 and 1% of gross revenues thereafter. As of December 7, 2001, the Company had borrowed $300,000 and no shares of common stock had been converted under the Loan and Security Agreement. Management believes the Company will require working capital in excess of its current cash balance and existing financing resources. While management is aware of additional financing opportunities from within the current stockholder base and known merchant banking relationships following the recent successful demonstration of the COAST system, there is no assurance that additional financing will be obtained.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During 2001, the Company issued five convertible debentures for $100,000 each as part of note purchase agreements. All five convertible debentures were due on October 1, 2001 if not converted and accrued interest at 8% per annum from the date of issuance. The debentures were convertible, in whole or in part, into common stock of the Company at a conversion price equal to the lesser of 75% of the lowest of the closing bid prices for the common stock for the 5 trading days immediately prior to the conversion date, 75% of the lowest of the "last trade" prices for the common stock for the 5 trading days immediately prior to the conversion date, or 100% of the lowest closing bid price for the common stock for the 5 trading days prior to the date of the note. All five convertible debentures were converted as of June 30, 2001. During January 2001, the Company issued 2,800,000 of common stock for proceeds of $56,000. During February 2001, the Company issued 4,485,715 of common stock for proceeds of $104,000. During March 2001, the Company issued 9,837,238 of common stock for proceeds of $240,000. During April 2001, the Company issued 3,222,223 of common stock for proceeds of $72,500. During May 2001, the Company issued 1,092,593 of common stock for proceeds of $27,500. The convertible debentures and shares of common stock were issued to accredited investors, as that term is defined in Rule 501 of the Securities and Exchange Commission ("SEC"), pursuant to Regulation D of the SEC.

At the end of the quarter there were 56,021,411 shares of common stock outstanding.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company is not in default upon any senior securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No such matters were submitted during the most recent quarter, however, a Special Shareholder Meeting has been set for January 11, 2002 for holders of record as of November 28, 2001.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

FINANCIAL STATEMENTS

Unaudited financial statements as of March 31, 2001 and 2000, and for the three-month periods then ended.

                              AIMRITE HOLDINGS CORP
                          (A Development Stage Company)
                                  BALANCE SHEETS

                                                     March 31,      December 31,
                                                       2001            2000
                                                   -------------   -------------
                                                    (Unaudited)

                                     ASSETS
CURRENT ASSETS:
Cash                                               $     79,665    $      6,842
Prepaid expenses                                         41,046              --
                                                   -------------   -------------
TOTAL CURRENT ASSETS                               $    120,711    $      6,842
                                                   -------------   -------------
PROPERTY AND EQUIPMENT (Note 2)
Leasehold improvements                                   39,724          39,724
Equipment                                                38,135          38,135
Furniture and office equipment                           48,254          48,254
Less: accumulated depreciation                          (36,054)        (31,299)
                                                   -------------   -------------
TOTAL PROPERTY AND EQUIPMENT                             90,059          94,814
                                                   -------------   -------------
OTHER ASSETS
Deposits                                                  6,547           6,547
                                                   -------------   -------------
Total Other Assets                                        6,547           6,547
                                                   -------------   -------------
TOTAL ASSETS                                       $    217,317    $    108,203
                                                   =============   =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES;
Accounts payable                                   $     63,795    $     63,795
Accrued interest                                         66,078          51,117
Note payable - related party (Note 5)                   743,095         763,095
                                                   -------------   -------------
TOTAL CURRENT LIABILITIES                               872,968         878,007
                                                   -------------   -------------
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value,
  authorized 50,000,000 shares; 73,000
  and 73,000 shares issued and
  outstanding, respectively (note 6)                         72              72
Common stock, $0.001 par value,
  authorized 100,000,000 shares;
  56,021,411 and 38,852,964 shares
  issued and outstanding respectively                    56,978          38,855
Additional paid-in Capital                           18,574,429      18,057,204
Accumulated Deficit                                     (49,484)        (49,484)
Deficit accumulated during the
  development stage                                 (19,236,691)    (18,816,451)
                                                   -------------   -------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                   (655,651)       (769,804)
                                                   -------------   -------------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)                                   $    217,317    $    108,203
                                                   =============   =============

                                  AIMRITE HOLDINGS CORP.
                               (A Development Stage Company)
                                  STATEMENTS OF OPERATION
                                        (Unaudited)

                                                                        From the
                                                                    Beginning of the
                                                                    Development stage
                                             For the three            beginning on
                                              Months ended           January 1, 1997
                                               March 31,             through March 31,
                                          2001             2000           2001
                                      -------------   -------------   -------------
REVENUE:                                        --              --              --

EXPENSES:
  General and administrative               237,044         928,726      10,363,466
  Research and development                  29,205         221,656       1,300,555
  Depreciation expense                       4,755           3,559          36,054
                                      -------------   -------------   -------------
    Total Expenses                         271,004       1,153,941      11,700,075
                                      -------------   -------------   -------------
LOSS BEFORE OTHER INCOME (EXPENSES)       (271,004)     (1,153,941)    (11,700,075)
                                      -------------   -------------   -------------
OTHER INCOME (EXPENSES)
  Interest income                              119             640          14,307
  Interest expense                        (149,355)         (7,603)     (1,477,522)
  Loss on valuation of assets                   --              --      (6,202,308)
                                      -------------   -------------   -------------

    Total Other Income (Expense)          (149,236)         (6,963)     (7,665,523)
                                      -------------   -------------   -------------

LOSS BEFORE EXTRAORDINARY INCOME          (420,240)     (1,160,904)    (19,365,598)

EXTRAORDINARY INCOME
  Gain on debt release                          --              --         128,907
                                      -------------   -------------   -------------
    Total Extraordinary Income                  --              --         128,907
                                      -------------   -------------   -------------
NET LOSS                              $   (420,240)   $ (1,160,904)   $(19,236,691)
                                      =============   =============   =============
BASIC (LOSS) PER SHARE                $      (0.01)   $      (0.04)
                                      =============   =============
WEIGHTED AVERAGE SHARES OUTSTANDING     45,128,156      29,849,963
                                      =============   =============

                                    AIMRITE HOLDINGS CORPORATION
                                    (A Development Stage Company)
                                       STATEMENT OF CASH FLOWS

                                                                              From the
                                                                             Beginning
                                                                              of the
                                                                            development
                                                       For the           stage on January 1,
                                                  Three Months Ended        1997 through
                                                       March 31,              March 31,
                                                 2001           2000            2001
                                             ------------   ------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                    $  (420,240)   $(1,160,904)   $(19,236,691)
 Adjustments to reconcile net
   loss to cash provided by
   operating activities:
     Stock issued for services                        --        825,410       6,005,430
       and interest expense
     Debt forgiveness-                                --             --        (128,907)
     Write-off of subsidiary receivable               --             --         651,980
     Depreciation                                  4,755          3,559          36,054
     Beneficial conversion feature               133,332             --         133,332
 Changes in operating assets
  and liabilities:
   Loss on valuation of Assets                        --             --       6,202,308
   Increase (decrease) in                         16,022          7,602       2,991,056
    accounts payable and
    accrued liabilities
   Increase in other assets                      (41,046)            --          (47,593)
                                             ------------   ------------   -------------
     Cash Used in Operating Activities          (307,177)      (324,333)     (3,393,031)
                                             ------------   ------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Expenditures for property and equipment              --         (5,993)       (126,113)
                                             ------------   ------------   -------------
     Cash Used in Investing Activities                --         (5,993)       (126,113)
                                             ------------   ------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Payment on notes payable                             --             --         (54,214)
 Proceeds - notes payable                             --             --         471,043
 Net proceeds - notes payable - related party    (20,000)       164,525         743,095
 Proceeds - issuance of Common stock             400,000             --       1,323,000
 Proceeds - issuance of Preferred stock               --             --         865,872
 Proceeds from stock subscription receivable          --             --         250,000
                                             ------------   ------------   -------------
     Cash Provided by Financing Activities       380,000        164,525       3,598,796
                                             ------------   ------------   -------------
NET INCREASE (DECREASE) IN CASH                   72,823       (165,801)         79,652

CASH AT BEGINNING OF PERI0D                        6,842        188,839              13
                                             ------------   ------------   -------------

CASH AT END OF PERIOD                        $    79,665    $    23,038    $     79,665
                                             ============   ============   =============
Cash paid during the year for:

 Interest                                    $        --    $        --    $     10,400
 Income taxes                                $        --    $        --    $         --

NON-CASH FINANCING ACTIVITIES:

 Stock issued for services                   $        --    $   825,410    $  6,005,430
 And interest expense
 Stock issued for debt conversion            $   401,061    $ 3,043,200    $  4,264,852
                                             ------------   ------------   -------------

                          AIMRITE HOLDINGS CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                      MARCH 31, 2001 AND DECEMBER 31, 2000

NOTE 1 - ORGANIZATION HISTORY AND DESCRIPTION OF BUSINESS

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

On February 5, 1997, the stockholders approved spinning- off the subsidiary, ASI, effective February 12, 1997. AHC acquired all of the assets, except patents, and all of the liabilities of ASI by returning 1,105,080 shares of ASI common stock to ASI. The Company also gave 1,753,400 shares of ASI stock to acquire a master marketing agreement and 426,548 shares for a master license to use the patents. An additional 2,000,000 shares of AHC stock was used to acquire the license and marketing agreements. Under the terms of the license and marketing agreements, AHC will also pay an 8% royalty for the right to manufacture and market the computer controlled shock absorber system and a computer controlled air suspension system developed by ASI.

On October 9, 1999, the Company amended the articles of incorporation to increase the authorized number of shares of common stock and preferred stock to 100,000,000 and 50,000,000, respectively, while maintaining their $0.001 par value.

AimRite Holdings Corporation (AHC) is an acquirer of proprietary technologies and actively seeks strategic partnering relationships in the commercialization of its proprietary products. AHC's mission is to continually bring new product ideas to market and constantly seeks new technologies. The Company works closely with university research parks and technology development organizations to acquire technologies for commercialization. Currently, AHC, through a non-exclusive master license, holds the worldwide patent rights to a suspension system called Computer-Optimized Adaptive Suspension Technology (COAST) through the above-mentioned Agreement. This computer-controlled system can adjust and control up to nine dynamic suspension parameters on all wheels of any land surface vehicle over 400 times per second.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES

                                ACCOUNTING METHOD

The Company uses the accrual method of accounting and has adopted a calendar year end.

                          BASIC INCOME (LOSS) PER SHARE

The computations of basic loss per share of common stock are based on the weighted average number of common shares outstanding during the period of the financial statements as follows:
                                                              For the
                                                       Three Months Ended
                                                           September 30,
                                                       2001            2000
                                                  --------------   ------------
Net (loss) (numerator)                            $    (420,240)   $(1,160,904)
Weighted average shares outstanding (denominator)    45,128,156     29,849,963
                                                  --------------   ------------
Basic loss per share                              $       (0.01)   $     (0.04)
                                                  ==============   ============

                          AIMRITE HOLDINGS CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                      MARCH 31, 2001 AND DECEMBER 31, 2000

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES (Continued)

Common stock equivalents, consisting of warrants and options, have not been included in the calculations as their effect is antifilutive.

                               PROVISION FOR TAXES

At March 31, 2001, the company has a net operating loss carryforward available to offset future taxable income of approximately $6,871,000, which will expire through 2020. If substantial changes in the Company's ownership should occur, there would also be an annual limitation of the amount of NOL carryforwards which could be utilized. No tax benefit had been reported in the financial statements, because the Company believes there is a 50% or greater change the carryforwards will expire unused. The tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

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

                               VALUATION ALLOWANCE

The Company evaluates the recoverability of the marketing agreement and other intangible assets such as technology and drawings, and reviews the amortization period on an annual basis. Several factors are used to evaluate their assets, including but not limited to: management's plans for future operations, recent operating results and projected, undiscounted cash flows. The Company has established a valuation allowance of $6,202,308 which will be evaluated whenever events or circumstances indicate a possible impairment.

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

          Leasehold improvements           10 years    Straight-line
          Furniture and office equipment   5-10 years  Double declining balance

Depreciation expense for the three months ended March 31, 2001 and March 31, 2000 was $4,755 and $3,559, respectively.

                          AIMRITE HOLDINGS CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                      MARCH 31, 2001 AND DECEMBER 31, 2000

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES (Continued)

                               REVENUE RECOGNITION

The Company currently has no source of sales or licensing revenues. Revenue recognition policies will be determined when principal operations begin.

                            RESEARCH AND DEVELOPMENT

The Company follows the policy of charging research and development costs to expense as incurred.

                         CHANGE IN ACCOUNTING PRINCIPLE

The Company has adopted the provisions of FASB Statement No. 138 "Accounting for Certain Derivative Instruments and Hedging Activities, (an amendment of FASB Statement No. 133.)" Because the Companies had adopted the provisions of FASB No. 133, prior to June 15, 2000, this statement is effective for all fiscal quarters beginning after June 30, 2000. The adoption of this principle had no material effect on the Company's financial statements.

The Company has adopted the provisions of FASB Statement No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125.)" This statement provides accounting and reporting standard for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, the transfer of financial assets, the Company recognized the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of this principle had no material effect on the Company's financial statements.

 The Company has adopted the provisions of FIN 44 "Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25.)" This interpretation is effective July 1, 2000. FIN 44 clarifies the application of Opinion No. 25 for only certain issues. It does not address any issues related to the application of the fair value method in Statement No. 123. Among other issues, FIN 44 clarifies the definition of employee for purposes of applying Opinion 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and accounting for an exchange of stock compensation awards in a business combination. The adoption of this principle had no material effect on the Company's financial statements.

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

                          AIMRITE HOLDINGS CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                      MARCH 31, 2001 AND DECEMBER 31, 2000

NOTE 3 - WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

NOTE 4 - GOING CONCERN

The Company has had no operations since the beginning of the development stage. The Company has not established revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company is currently seeking to obtain additional financing opportunities. The Company is working to become current with all filings. Efforts will continue during 2001 towards introducing the COAST technology to industry partners for further development and distribution.

NOTE 5 - NOTE PAYABLE - RELATED PARTY

From time to time the Company borrows funds from a former Director and President. At March 31, 2001 and December 31, 2000, the Company had a note payable due to this related party of $743,095 and $763,095, respectively. This note is unsecured and due upon demand. Interest has been accrued on the note at 8% per annum.

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

                                    SERIES A

At March 31, 2001 and December 31, 2000, there are -0- and-0- shares of Series A preferred stock issued and outstanding, respectively. Each share of the preferred stock is voting stock and is entitled to 100 votes for each share held. These shares are not convertible to shares of common stock. No sale of assets, dissolution, merger, acquisition or amendment of the articles of incorporation shall occur without the approval of a majority of the holders of preferred Series A stock.

                                    SERIES B

At March 31, 2001 and December 31, 2000, there are 73,000 and 73,000 shares of Series B preferred stock issued and outstanding, respectively. Holders of Series B preferred shares will not transfer, sell, pledge, encumber or give away any of the shares transferred to them for one year following their acquisition. The Series B preferred shares shall be convertible to shares of common stock after one year at the rate of one share of common stock for one share of Series B preferred shares. After one year, holders of Series B preferred shares (or shares of common stock which are held pursuant to the conversion rights) shall offer the Company the right to purchase the shares at a price which is one half of the average of the bid and ask price over the 10 days prior to the sale to the Company and the Company shall purchase at that price. If the holder of Series B preferred shares receives a higher offer, the Company shall have the right of first refusal to purchase all of the shares that the holder would transfer at the offered price. The holder of Series B preferred shares shall obtain the reasonable business advice of the Company before encumbering, selling, pledging or giving away any of the shares.

                          AIMRITE HOLDINGS CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                      MARCH 31, 2001 AND DECEMBER 31, 2000

NOTE 8 - COMMITMENTS AND CONTINGENCIES

On June 20, 1999, the Company entered into a lease agreement for the premises in which they will operate. The agreement specifies a term of 10 years, commencing on June 21, 1999 and continuing until May 31, 2009, with a monthly pay of $6,547. Minimum lease commitments for the years ended December 31, 2001 through December 31, 2006 are $78,564 per year.

NOTE 9 - SUBSEQUENT EVENTS

During April 2001, the Company issued 3,222,223 shares of common stock for proceeds of $72,500 for conversion of debenture and interest in the amount of $154.

During May 2001, the Company issued 1,092,593 shares of common stock for proceeds of $27,500 for conversion of debenture and interest in the amount of $190.

During June 2001 the Company entered into an Application Development Agreement with a chassis manufacturer for the design and development of the COAST system. Upon execution of the agreement, the Company received a $10,000 service fee and is entitled to another $50,000 upon approval of the prototype system. Management believes, that as a result of the positive reception and demonstration of the prototype system at the recently completed RVIA show in Louisville Kentucky, that it has satisfied the requirements for payment of the remaining service fees.

                          AIMRITE HOLDINGS CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                      MARCH 31, 2001 AND DECEMBER 31, 2000

During October 2001, the Company entered into a Application Development Agreement with a stockholder whereby the Company is entitled to borrow up to $300,000, in $100,000 increments, bearing interest at 9.75%. The loan calls for quarterly interest payments with all principal and interest due on October 1, 2002. Each $100,000 increment is convertible into 2.5% of the shares of the Company's common stock at the time of conversion, at the lender's option, and entitles the lender to 3% of the Company's gross revenues attributable to any contract executed by the Company through December 31, 2007 and 1% of gross revenues thereafter. As of December 7, 2001, the Company had borrowed $300,000 and no shares of common stock had been converted under the Loan and Security Agreement.

EXHIBITS

EX-3(i) The exhibit consisting of the Company's Articles of Incorporation is attached to the Company's Amended Form 10-SB, filed on March 24, 2000. This exhibit is incorporated by reference to that Form.

EX-3(ii) The exhibit consisting of the Company's Bylaws is attached to the Company's Amended Form 10-SB, filed on March 24, 2000. This exhibit is incorporated by reference to that Form.

EX-10(i) The exhibit consisting of the Company's Application Development Agreement is attached to this report.

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        AIMRITE HOLDINGS CORP.

                                        BY: /S/ TERRY SPIGER
                                            ------------------------------------
                                            TERRY SPIGER,
                                            INTERIM CHIEF OPERATING OFFICER