Form 10QSB
period 2001-06-30
AIMRITE HOLDINGS CORP
filed 2001-12-14
CIK 1087789

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

                  For the quarterly period ended June 30, 2001
                          COMMISSION FILE NO. 000-26237

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

Check whether the issuer (1) filed all reports required to be file by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No[X]

There are 65,035,370 shares of common stock outstanding as of June 30, 2001.

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

The Company experienced a net loss of ($465,292) for the three months ended June 30, 2001 as compared to a net loss of ($245,515) for the three months ended June 30, 2000. The Company experienced a net loss of ($885,532) for the six months ended June 30, 2001 as compared to a net loss of ($1,406,419) for the six months ended June 30, 2000. The significant decreases in net loss as compared to the prior year quarter and six month period is attributable to the decrease in research and development as the COAST system had been developed to the stage where it was ready to present to potential customers and to the decrease in general and administrative expenses due to limited working capital.

Prior to the commercialization of the COAST technology, the Company will need to, among other things, develop pre-production systems, perform further testing and design review and execute licensing agreements for the manufacture of production systems for its customers.

The Company has entered into an Application Development Agreement with a chassis manufacturer for the design and development of the COAST system. Upon execution of the agreement, the Company received a $10,000 initial service fee and is received another $50,000 following the positive reception and demonstration of the prototype system at the recently completed Recreational Vehicle Industry Association ("RVIA") show in Louisville, Kentucky.

                     LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2001, the Company had cash of $5,799 a negative working capital of ($822,617) and stockholders deficit of ($760,767). Since the beginning of the development stage the Company has experienced continuing negative cash flow from operations. The Company has financed its operations through equity funding and related party notes payable.

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

At the end of the quarter there were 65,035,370 shares of common stock outstanding.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company is not in default upon any senior securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No such matters were submitted during the most recent quarter, however, a Special Shareholder Meeting has been set for January 11, 2002 for holders of record as of November 28, 2001.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

FINANCIAL STATEMENTS

Unaudited financial statements as of June 30, 2001 and 2000, and for the three-month and six month periods then ended.

                              AIMRITE HOLDINGS CORP
                          (A Development Stage Company)
                                  BALANCE SHEET

                                                     June 30,      December 31,
                                                       2001            2000
                                                   -------------   -------------
                                                    (Unaudited)

                                     ASSETS
CURRENT ASSETS:
Cash                                               $      5,799    $      6,842
                                                   -------------   -------------
TOTAL CURRENT ASSETS                               $      5,799    $      6,842
                                                   -------------   -------------
PROPERTY AND EQUIPMENT (Note 2)
Leasehold improvements                                   39,724          39,724
Equipment                                                38,135          38,135
Furniture and office equipment                           48,254          48,254
Less: accumulated depreciation                          (40,810)        (31,299)
                                                   -------------   -------------
TOTAL PROPERTY AND EQUIPMENT                             85,303          94,814
                                                   -------------   -------------
OTHER ASSETS
Deposits                                                  6,547           6,547
                                                   -------------   -------------
Total Other Assets                                        6,547           6,547
                                                   -------------   -------------
TOTAL ASSETS                                       $     97,649    $    108,203
                                                   =============   =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES;
Accounts payable                                   $     74,795    $     63,795
Accrued interest                                         80,526          51,117
Note payable - related party (Note 5)                   703,095         763,095
                                                   -------------   -------------
TOTAL CURRENT LIABILITIES                               858,416         878,007
                                                   -------------   -------------
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value,
authorized 50,000,000 shares; 73,000
and 73,000 shares issued and
outstanding, respectively (note 6)                           72              72
Common stock, $0.001 par value,
authorized 100,000,000 shares;
65,035,370 and 38,852,964 shares
issued and outstanding respectively                      65,037          38,855
Additional paid-in Capital                           18,925,591      18,057,204
Accumulated Deficit                                     (49,484)        (49,484)
Deficit accumulated during the
development stage                                   (19,701,983)    (18,816,451)
                                                   -------------   -------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                   (760,767)       (769,804)
                                                   -------------   -------------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)                                   $     97,649    $    108,203
                                                   =============   =============

                                               AIMRITE HOLDINGS CORP.
                                           (A Development Stage Company)
                                              STATEMENTS OF OPERATION
                                                    (Unaudited)

                                                                                                        From the
                                                                                                    Beginning of the
                                                                                                    Development stage
                                             For the three                    For the six             beginning on
                                              Months ended                    Months ended           January 1, 1997
                                                June 30,                        June 30,            through June 30,
                                          2001            2000            2001             2000           2001
                                      -------------   -------------   -------------   -------------   -------------
REVENUE:
  Service fees                              10,000              --          10,000              --          10,000
                                      -------------   -------------   -------------   -------------   -------------
    Total Revenues                          10,000              --          10,000              --          10,000
                                      -------------   -------------   -------------   -------------   -------------

EXPENSES:
  General and administrative               419,486         135,618         656,530       1,064,344      10,782,952
  Research and development                   3,100          93,619          32,305         315,275       1,303,655
  Depreciation expense                       4,756           3,559           9,511           7,118          40,810
                                      -------------   -------------   -------------   -------------   -------------
    Total Expenses                         427,342         232,796         698,346       1,386,737      12,127,417
                                      -------------   -------------   -------------   -------------   -------------
LOSS BEFORE OTHER INCOME (EXPENSES)       (417,342)       (232,796)       (688,346)     (1,386,737)    (12,117,417)
                                      -------------   -------------   -------------   -------------   -------------
OTHER INCOME (EXPENSES)
  Interest income                              176              26             295             666          14,483
  Interest expense                         (48,126)        (12,745)       (197,481)        (20,348)     (1,525,648)
  Loss on valuation of assets                   --              --             --              --       (6,202,308)
                                      -------------   -------------   -------------   -------------   -------------

    Total Other Income (Expense)           (47,950)        (12,719)       (197,186)        (19,682)     (7,713,473)
                                      -------------   -------------   -------------   -------------   -------------

LOSS BEFORE EXTRAORDINARY INCOME          (465,292)       (245,515)       (885,532)     (1,406,419)    (19,830,890)

EXTRAORDINARY INCOME
  Gain on debt release                          --              --              --              --         128,907
                                      -------------   -------------   -------------   -------------   -------------
    Total Extraordinary Income                  --              --              --              --         128,907
                                      -------------   -------------   -------------   -------------   -------------
NET LOSS                              $   (465,292)   $   (245,515)   $   (885,532)   $ (1,406,419)   $(19,701,983)
                                      =============   =============   =============   =============   =============
BASIC (LOSS) PER SHARE                $      (0.01)   $      (0.01)   $      (0.02)   $      (0.05)
                                      =============   =============   =============   =============
WEIGHTED AVERAGE SHARES OUTSTANDING     61,533,374      31,768,889      46,659,017      30,809,291
                                      =============   =============   =============   =============

                                             AIMRITE HOLDINGS CORPORATION
                                            (A Development Stage Company)
                                               STATEMENT OF CASH FLOWS

                                                                                                         From the
                                                                                                         Beginning
                                                                                                           of the
                                                                                                        development
                                                      For the                        For the         stage on January 1,
                                                 Three Months Ended              Six Months Ended      1997 through
                                                      June 30,                      June 30,               June 30,
                                                2001           2000           2001           2000            2001
                                            ------------   ------------   ------------   ------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                   $  (465,292)   $  (245,515)   $  (885,532)   $(1,406,419)   $(19,701,983)
 Adjustments to reconcile net
   loss to cash provided by
   operating activities:
     Stock issued for services                  150,000             --        150,000        825,410       6,022,098
       and interest expense
     Debt forgiveness-                               --             --             --             --        (128,907)
     Write-off of subsidiary receivable              --             --             --             --         651,980
     Depreciation                                 4,756          3,559          9,511          7,118          40,810
     Beneficial conversion feature               33,333             --        166,665             --         299,997
 Changes in operating assets
  and liabilities:
   Loss on valuation of Assets                       --             --             --             --       6,202,308
   Increase (decrease) in                        25,791         12,345         41,813         19,947       3,016,847
    accounts payable and
    accrued liabilities
   Increase in other assets                      41,046             --             --             --          (6,547)
                                            ------------   ------------   ------------   ------------   -------------
     Cash Used in Operating Activities         (210,366)      (229,611)      (517,543)      (553,944)     (3,603,397)
                                            ------------   ------------   ------------   ------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Expenditures for property and equipment             --        (36,268)            --        (42,261)       (126,113)
                                            ------------   ------------   ------------   ------------   -------------
     Cash Used in Investing Activities               --        (36,268)            --        (42,261)       (126,113)
                                            ------------   ------------   ------------   ------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Payment on notes payable                            --        (14,985)            --        (14,985)       (54,214)
 Proceeds - notes payable                       100,000             --        500,000             --         971,043
 Net proceeds - notes payable - related party   (15,000)       267,055        (35,000)       431,580         728,095
 Proceeds - issuance of Common stock             51,500             --         51,500             --         974,500
 Proceeds - issuance of Preferred stock              --             --             --             --         865,872
 Proceeds from stock subscription receivable         --             --             --             --         250,000
                                            ------------   ------------   ------------   ------------   -------------
     Cash Provided by Financing Activities      136,500        252,070        516,500        416,595       3,735,296
                                            ------------   ------------   ------------   ------------   -------------
NET INCREASE (DECREASE) IN CASH                 (73,866)       (13,809)        (1,043)      (179,610)          5,786

CASH AT BEGINNING OF PERI0D                      79,665         23,038          6,842        188,839              13
                                            ------------   ------------   ------------   ------------   -------------

CASH AT END OF PERIOD                       $     5,799    $     9,229    $     5,799          9,229           5,799
                                            ============   ============   ============   ============   =============
Cash paid during the year for:

 Interest                                   $        --    $        --    $        --    $        --    $     10,400
 Income taxes                               $        --    $        --    $        --    $        --    $         --

NON-CASH FINANCING ACTIVITIES:

 Stock issued for services                  $   150,000    $        --    $    150,000   $   825,410    $  6,022,098
 And interest expense
 Stock issued for debt conversion
  And interest expense                      $   125,343    $    19,389    $    526,404   $ 3,062,589    $  4,390,195
                                            ------------   ------------   ------------   ------------   -------------

                          AIMRITE HOLDINGS CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                       JUNE 30, 2001 AND DECEMBER 31, 2000

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

                          BASIC INCOME (LOSS) PER SHARE

The computations of basic loss per share of common stock are based on the weighted average number of common shares outstanding during the period of the financial statements as follows:

                                     For the                     For the
                                Three Months Ended            Six Months Ended
                                      June 30,                    June 30,
                                 2001          2000          2001          2000
                             ------------  ------------  ------------  ------------
Net (loss) (numerator)       $  (465,292)  $  (245,515)  $  (885,532)  $(1,406,419)
Weighted average shares
  outstanding (denominator)   61,533,314    31,768,889    46,659,017    30,809,291
                             ------------  ------------  ------------  ------------
Basic loss per share         $     (0.01)  $     (0.01)  $     (0.02)  $     (0.05)
                             ============  ============  ============  ============

                          AIMRITE HOLDINGS CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                       JUNE 30, 2001 AND DECEMBER 31, 2000

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES (Continued)

Common stock equivalents, consisting of warrants and options, have not been included in the calculations as their effect is antidilutive.

                               PROVISION FOR TAXES

At June 30, 2001, the company has a net operating loss carryforward available to offset future taxable income of approximately $6,871,000, which will expire through 2020. If substantial changes in the Company's ownership should occur, there would also be an annual limitation of the amount of NOL carryforwards which could be utilized. No tax benefit had been reported in the financial statements, because the Company believes there is a 50% or greater change the carryforwards will expire unused. The tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

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

          Leasehold improvements           10 years    Straight-line
          Furniture and office equipment   5-10 years  Double declining balance

Depreciation expense for the three months ended June 30, 2001 and June 30, 2000 was $4,756 and $3,559, respectively and for the six months ended June 30, 2001 and June 30, 2000 was $9,511 and $7,118, respectively.

                          AIMRITE HOLDINGS CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                       JUNE 30, 2001 AND DECEMBER 31, 2000

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES (Continued)

                               REVENUE RECOGNITION

The Company recognizes revenues when earned. Currently the Company's only source of revenues is service fees under an Application Development Agreement with a manufacturer of motor home chassis. Revenue recognition policies for other sources of revenues will be determined when principal operations begin.

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

                    AIMRITE HOLDINGS CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                       JUNE 30, 2001 AND DECEMBER 31, 2000

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

NOTE 5 - NOTE PAYABLE - RELATED PARTY

>From time to time the Company borrows funds from a former Director and President. At June 30, 2001 and December 31, 2000, the Company had a note payable due to this related party of $703,095 and $763,095, respectively. This note is unsecured and due upon demand. Interest has been accrued on the note at 8% per annum.

NOTE 6 - PREFERRED STOCK

The shareholders of the Company have authorized 50,000,000 shares of preferred stock with a par value of $0.001, consisting of 1,000,000 shares of Series A, 2,000,000 shares of Series B, and 47,000,000 shares of Series C. The terms of the Series A and Series B preferred stock are described below. The terms of the Series C preferred stock will be set by the Board at a future time.

                                    SERIES A

At June 30, 2001 and December 31, 2000, there are -0- and-0- shares of Series A preferred stock issued and outstanding, respectively. Each share of the preferred stock is voting stock and is entitled to 100 votes for each share held. These shares are not convertible to shares of common stock. No sale of assets, dissolution, merger, acquisition or amendment of the articles of incorporation shall occur without the approval of a majority of the holders of preferred Series A stock.

                                    SERIES B

At June 30, 2001 and December 31, 2000, there are 73,000 and 73,000 shares of Series B preferred stock issued and outstanding, respectively. Holders of Series B preferred shares will not transfer, sell, pledge, encumber or give away any of the shares transferred to them for one year following their acquisition. The Series B preferred shares shall be convertible to shares of common stock after one year at the rate of one share of common stock for one share of Series B preferred shares. After one year, holders of Series B preferred shares (or shares of common stock which are held pursuant to the conversion rights) shall offer the Company the right to purchase the shares at a price which is one half of the average of the bid and ask price over the 10 days prior to the sale to the Company and the Company shall purchase at that price. If the holder of Series B preferred shares receives a higher offer, the Company shall have the right of first refusal to purchase all of the shares that the holder would transfer at the offered price. The holder of Series B preferred shares shall obtain the reasonable business advice of the Company before encumbering, selling, pledging or giving away any of the shares.

NOTE 7 - ADDITIONAL PREVIOUSLY ISSUED COMMON STOCK

Subsequent to the issuance of the March 31, 2001 10-QSB, the Company discovered three stock issuances that had been omitted from the March 31, 2001 financial statements. The three stock issuances were for 1,425,000 shares of common stock issued for cash at an average price of $0.036. This adjustment increased the previously reported net loss for the quarter ended March 31, 2001 by $51,500.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

On June 20, 1999, the Company entered into a lease agreement for the premises in which they will operate. The agreement specifies a term of 10 years, commencing on June 21, 1999 and continuing until May 31, 2009, with a monthly pay of $6,547. Minimum lease commitments for the years ended December 31, 20001 through December 31, 2006 are $78,564 per year.

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

EX-10(i) The exhibit consisting of the Company's COAST System Application Development Agreement is attached to the Company's Form 10-QSB for the period ended March 31, 2001. This exhibit is incorporated by reference to that Form.

EX-10(ii) The exhibit consisting of the Company's Note Purchase Agreement is attached to this document.

EX-10(iii) The exhibit consisting of the Company's Loan and Security Agreement with a stockholder is attached to this document.


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